Form 10-K
period 2024-12-31
Federal Home Loan Bank of Dallas
filed 2025-03-21
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 7, 2025, the registrant had 38,298,277 shares of its capital stock outstanding. As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $4.582 billion.

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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2024, 2023 and 2022.

MEMBERSHIP SUMMARY

	December 31,
	2024	2023	2022
Commercial banks	538	537	537
Credit unions	137	135	126
Insurance companies	66	61	59
Savings institutions	49	51	52
Community Development Financial Institutions ("CDFIs")	10	7	7

Total members	800	791	781

Housing associates	8	8	8
Non-member borrowers	1	2	3

Total	809	801	792

Community Financial Institutions (“CFIs”) (1)	485	496	500
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2024, 2023 and 2022 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2024, approximately 61 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2024, CFIs were FDIC-insured institutions with average total assets as of December 31, 2023, 2022 and 2021 of less than $1.461 billion. For 2023 and 2022, the asset cap was $1.417 billion and $1.323 billion, respectively. For 2025, the asset cap is $1.500 billion.
As of December 31, 2024, 2023 and 2022, approximately 43.0 percent, 47.8 percent and 48.9 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required or permitted to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed extensions of credit.

The Bank’s membership currently includes the majority of commercial banks and savings institutions in its district that are eligible to become members. Eligible non-members are primarily insurance companies, smaller credit unions and smaller commercial banks that have thus far elected not to join the Bank. While the Bank anticipates that some number of these eligible non-member institutions will apply for membership each year, the Bank also anticipates that some number of its existing members will be acquired or merge with other institutions and it does not currently anticipate a substantial change in the number of member institutions.
As a cooperative, the Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit and other services from the Bank, the value of the cost differential between Bank advances and other potential sources of funds and, to a far lesser extent, the dividends paid on members’ investments in the Bank’s capital stock.
Business Segments
The Bank manages its operations as one business segment. Management and the Bank’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the Bank’s revenues are derived from U.S. operations.
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2024, 2023 and 2022, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2024	2023	2022
Advances (including prepayment fees)	62.6%	69.0%	57.9%
Investments	34.1	28.9	35.7
Mortgage loans held for portfolio	3.3	2.1	6.4
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$6,905,999	$8,322,183	$1,864,745
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
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. The Bank offers variable-rate advances indexed to discount notes that reset every 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition, the Bank offers short term variable-rate advances (maturities of 30 days or less) that adjust daily based on the prevailing discount note market. Further, the Bank offers variable-rate advances indexed to the daily Secured Overnight Financing Rate ("SOFR") for terms ranging from 3 months to 5 years. Variable-rate advances may also include an embedded cap or a call feature that allows the member to terminate the advance prior to its maturity date.
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
Fixed-rate, fixed-term advances, including Community Investment Program and Economic Development Program advances (discussed below), can be forward-starting, which allows a member to lock in a rate for an advance that will settle at a future date. Amortizing advances and certain advances containing the symmetrical prepayment feature are also available on a forward-starting basis.
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
As of December 31, 2024, 652 of the Bank’s borrowers/potential borrowers with a total of $53.4 billion in outstanding advances were on blanket lien status, 72 borrowers/potential borrowers with $9.1 billion in outstanding advances were on specific collateral only status and 85 borrowers/potential borrowers with $5.6 billion in outstanding advances were on custody status.
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
As of December 31, 2024, the Bank’s outstanding advances (at par value) totaled $68.1 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 50.4 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers (Charles Schwab Bank, SSB, USAA Federal Savings Bank and American General Life Insurance Company) represented 24.2 percent, 8.8 percent and 6.5 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2024. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
In January 2024, the Bank announced the Community Development Special Finance Program ("CDSFP"), a pilot program that was created to increase member support for single-family home lending activity. Through the pilot program, which began on March 1, 2024, the Bank provides a more favorable collateral haircut to members that pledge single-family mortgage loans to certain income-qualified borrowers. Total extensions of credit under the CDSFP cannot exceed $200 million.
Community Investment Cash Advances Program. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit very low-, low- and moderate-income households as further described below. As of December 31, 2024, the par value of advances outstanding under the CICA program totaled $262.4 million, representing approximately 0.4 percent of the Bank’s total advances outstanding as of that date.
Affordable Housing Program. The Bank offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which through its AHP General Fund provides grants for projects that facilitate development of rental and owner-occupied housing for very low-, low- and moderate-income households. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” For 2024, 2023 and 2022, the Bank set aside $82.5 million (including $1.7 million of voluntary contributions), $97.2 million and $35.3 million, respectively, for its AHP Program.
Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. HELP and DRA are administered on a first-come, first-served basis while SNAP is offered in two funding windows. All three programs are subject to member caps.

For 2024, the Bank set aside from its 2023 AHP funds a total of $20.0 million which was comprised of $15.5 million, $2.0 million and $2.5 million for HELP, SNAP and the DRA program, respectively, with the balance of $77.2 million allocated to its AHP General Fund. For 2025, the Bank has set aside from its 2024 AHP funds a total of $23.0 million which is comprised of $17.0 million, $2.0 million and $4.0 million for HELP, SNAP and the DRA program, respectively, with the balance of $59.5 million allocated to its AHP General Fund.
Each year, the Bank conducts a competitive application process to award the funds that have been allocated to the AHP General Fund. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
Voluntary Community Investment Programs. The Bank also offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, some of which may change from year to year in response to those needs.
The Bank offers a Small Business Boost ("SBB") Program, which is designed to provide loans to finance the start up or expansion of qualified small businesses. Under this volume-limited program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members' secondary loans to small businesses. At December 31, 2024, $13.7 million of SBB loans were outstanding.
In April 2024, the Bank introduced the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”). CANOPY operates as a pilot program and was developed to provide long-term, unsecured loans to non-depository CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds include affordable housing and community investment activities. The first loans under this volume-limited program were funded in the fourth quarter of 2024. At December 31, 2024, $14.5 million of CANOPY loans were outstanding.
The Bank offers a Housing Assistance for Veterans ("HAVEN") program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service. HAVEN supports necessary home modifications or offsets new construction costs. The program can also be used for down payment assistance for qualified first-time homebuyers.
In addition, the Bank offers a Partnership Grant Program ("PGP") which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers.
The Bank also offers a Heirs' Property Program ("HPP"), which assists in-district organizations (specifically, non profit, governmental and tribal entities) with initiatives that help prevent or address heirs' property issues. Heirs' property refers to property inherited without a will or legal documentation of ownership.
Further, the Bank offers the FHLB Dallas FORTIFIED Fund, which assists income-qualified homeowners with purchases of storm-resistant roofs that are designed to help mitigate damage from hurricanes, high winds, hail and severe thunderstorms. In 2025, the program has been expanded to include roofs on rental properties.
In 2024, the Bank offered the Capacity Building and Growth Grant ("CBGG"). Introduced in February 2024, CBGG is a pilot program that was designed to increase nondepository CDFI's ability to support affordable housing, small businesses and community economic development.
The Native American Housing Opportunities Fund, a pilot program that was first offered in 2024, provides housing-related grants to federally recognized Native American tribes and Tribally Designated Housing Entities that provide housing services to tribal members residing in the Bank’s district. Grant recipients must be sponsored by one of the Bank’s member institutions.
New in 2025, the Small Business Recovery Grant Program is designed to provide relief to small businesses that incurred damage or were destroyed due to flooding and wildfires that occurred in New Mexico in 2024.
Also new in 2025 are a Native American Down Payment Assistance grant program and home ownership/financial education support grants for state housing finance agencies ("SHFAs").
Beginning in 2024, the Bank has, in the absence of changes to its statutory AHP obligation and/or the imposition of any new statutory or regulatory assessments, committed to annually make available for its voluntary loan and grant programs an amount that equals or exceeds five percent of its prior year income before assessments as adjusted for interest expense on mandatorily redeemable capital stock and the income statement effects of its voluntary programs and AHP make-whole contributions, as further discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For 2024, the committed amount was $48.881 million and, for 2025, the committed amount is $41.241 million. Prior to 2024, the

Bank did not have a target minimum allocation for its voluntary community investment programs. The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2025 (2022, 2023 and 2024 amounts are provided for comparative purposes). The actual loans/grants/donations that were funded in 2024 are presented on page 69 of this report.
FUNDS MADE AVAILABLE FOR VOLUNTARY PROGRAMS
(dollars in thousands)

	2025		2024	2023	2022
Loan Programs
Small Business Boost	$4,750		$3,000	$4,000	$3,000
CANOPY	1,944		35,000	—	—
Total Loan Programs	6,694		38,000	4,000	3,000

Grant Programs
Housing Assistance for Veterans	1,000		300	300	300
Partnership Grant Program	1,000		1,000	400	400
Heirs' Property Program	3,000		2,000	1,000	—
FORTIFIED Fund (Owner Property)	10,000		4,000	1,750	—
FORTIFIED Fund (Rental Property)	10,000		—	—	—
Native American Housing Opportunities Fund	2,500		1,000	—	—
Small Business Recovery Grant	1,385		—	—	—
Native American Down Payment Assistance	1,000		—	—	—
SHFA - Home Ownership/Financial Education Support	600		—	—	—
Other	4,062	*	—	—	—
Capacity Building and Growth Grant	—		3,000	—	—
Total Grant Programs	34,547		11,300	3,450	700
Total	$41,241		$49,300	$7,450	$3,700
*As of the date of this report, the Bank has not yet earmarked these funds for a specific grant program.
Communities within the Bank's district are subject to severe storms from time to time. To promote recovery efforts in communities that have been devastated by storms, the Bank will typically offer assistance in the form of grants and/or charitable donations. For example, in 2023, in response to the devastation that was caused by severe storms in Arkansas and Northeast Mississippi, the Bank offered $4.0 million in assistance in the form of recovery grants and charitable donations. Ultimately, the Bank expended $3.4 million to assist small businesses, member employees and charitable organizations with recovery efforts. In 2024, the Bank provided $0.25 million in assistance to the Community Foundation of Southern New Mexico in response to flooding in New Mexico.
Standby Letters of Credit. The Bank’s credit services also include standby letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Standby letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2024 and 2023, outstanding standby letters of credit totaled $33.7 billion and $33.3 billion, respectively, of which $24 million had been issued or confirmed under the Bank’s CICA program as of each of those dates.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the

Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. At December 31, 2024, the Bank had outstanding standby bond purchase agreements with a state housing finance agency totaling $742 million. To date, the Bank has never been required to purchase any bonds under these agreements.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 10-12 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2024, 2023 and 2022, $17.1 million, $26.3 million and $11.4 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans were insignificant.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2024, the Bank’s short-term investments were comprised of $22.3 billion of overnight reverse repurchase agreements (of which $19.6 billion was transacted with the Federal Reserve Bank of New York), $6.5 billion of overnight federal funds sold, $2.5 billion of overnight interest-bearing deposits and $3.1 billion of U.S. Treasury Notes.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-MBS debt instruments issued or guaranteed by the U.S. government; and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments.
As of December 31, 2024, 2023 and 2022, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2024		2023		2022
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$16,745	87.2%	$14,293	79.4%	$11,604	75.2%
Debentures	2,044	10.6	3,084	17.1	3,121	20.2
Residential MBS	224	1.2	253	1.4	288	1.9
Government-guaranteed securities	190	1.0	368	2.1	379	2.5
Non-agency residential MBS	—	—	—	—	29	0.2
Total	$19,203	100.0%	$17,998	100.0%	$15,421	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments, which, for investment securities, are included in the definition of amortized cost basis under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Using this definition, the Bank's MBS holdings totaled $17.7 billion as of December 31, 2024, which represented 252 percent of its total regulatory capital at that date. Given other balance sheet constraints imposed by the Finance Agency (see the section entitled "Core Mission Achievement" on page

12 of this report) and in the absence of a significant reduction in the size of the Bank's balance sheet and, correspondingly, its regulatory capital, the Bank's investments in MBS are expected to remain below the regulatory dollar limit.
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
•whole mortgages or other whole loans, other than (1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance program discussed below; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;
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
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2024 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $5.7 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2024 were conventional loans acquired during the period from 2016 through 2024.
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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2024 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2024 and 2023, MPF loans held for portfolio (net of allowance for credit losses) were $5.8 billion and $5.1 billion, respectively, representing approximately 4.5 percent and 4.0 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
On June 3, 2020, the Finance Agency issued a final rule which amended the FHLBank housing goals regulation. Beginning in 2023, the rule establishes a mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The rule also establishes a separate small member participation housing goal. Under this provision of the rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. Small members are defined as any AMA user whose average total assets over the three-year period culminating in the year preceding the one being reviewed are no greater than the applicable community-based AMA user cap (which is the same cap that is used to define CFIs). The rule's housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the previous $2.5 billion volume threshold that, if met, triggered the application of housing goals for each FHLBank. If the Finance Agency determines that a FHLBank has failed to meet any housing goal and the achievement of that housing goal was feasible, it may require the FHLBank to submit a housing plan for approval. Among other things, the housing plan would need to describe the specific actions that the FHLBank will take to achieve the housing goal for the next calendar year. In 2024, the Bank met each of the two housing goals. During the years ended December 31, 2024 and 2023, 23.5 percent and 22.8 percent, respectively, of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and 61.5 percent and 57.5 percent, respectively, of members that sold mortgage loans to the Bank were small members. It is possible that this rule could limit the Bank’s future purchase volumes. In addition, the rule could negatively impact PFI’s ability to sell loans to the Bank.
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

For the years ended December 31, 2024, 2023 and 2022, the Bank's CMA ratio was 73.4 percent, 76.7 percent and 73.0 percent, respectively.
Demand for the Bank's advances was extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels and it caused the average balance of the Bank's advances, as a percentage of its average balance sheet, to increase in 2023, resulting in an increase in the Bank's CMA ratio. As market liquidity began to normalize in the second quarter of 2023, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period. This trend continued in the second half of 2023 and throughout 2024, resulting in a reduction of the Bank's CMA ratio in 2024.
For 2025, the Bank's goal is to maintain a CMA ratio of at least 70 percent. Among other things, the achievement of this goal will be dependent upon the level of demand for advances, the volume of mortgage loan purchases and prepayments, and the Bank's ability to prudently manage the level and composition of its liquidity portfolio. Currently, the Bank believes this goal could be challenging to achieve given its expectation that advances will likely continue to decline in 2025. If at some point in the future the Bank expected that its CMA ratio could fall below 70 percent due, for example, to a significant decline in advances, the Bank could choose to rely more heavily on U.S. Treasury securities to meet its liquidity requirements (given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives) and/or it could elect to selectively reduce the size of its long-term investment portfolio by selling assets. Reducing the size of the Bank's long-term investment portfolio would have the effect of reducing its future earnings. Similarly, investing in U.S. Treasury securities rather than alternative short-term investments would likely reduce the Bank's earnings. The Bank has no current plan to sell any long-term investments.

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
The Bank determines its participation in the issuance of consolidated obligations based upon, among other things, its own funding and operating requirements and the amounts, maturities, rates of interest and other terms available in the marketplace. In collaboration with the FHLBanks, the issuance terms for consolidated obligations are established by the Office of Finance, subject to policies established by its board of directors and the regulations of the Finance Agency. In addition, before the FHLBank System issues and offers obligations to the public, the U.S. Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the first quarter of 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during the second quarter of 2023. The Bank did not assume any other consolidated obligations from other FHLBanks during the years ended December 31, 2024, 2023 or 2022.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2024, 2023 or 2022.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.193 trillion and $1.204 trillion in consolidated obligations outstanding at December 31, 2024 and 2023, respectively. The Bank was the primary obligor on $119.2 billion and $119.8 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. The Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2024, 2023 and 2022.
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

Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors. The Bank updates its retained earnings target calculations quarterly under an analytic framework that takes into account the potential losses for each risk factor under extreme stress conditions. The Board of Directors reviews the Bank's retained earnings policy annually and revises the methodology as appropriate. The Bank’s current retained earnings policy target is described in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. Prior to the second quarter of 2023, the index used for this purpose was the one-month London Interbank Offered Rate ("LIBOR"). In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent.
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
On November 7, 2023, the Finance Agency issued a written report which sets forth the actions that it intends to take or consider based on its comprehensive review and analysis. According to the report, entitled FHLBank System at 100: Focusing on the Future, the Finance Agency seeks to position the FHLBank System to continue serving as a source of stable and reliable liquidity, while increasing support for housing and community development, in a safe and sound manner. The Finance Agency characterized the report as a blueprint for innovative and prudent steps to bolster and improve the FHLBank System and its publication as the beginning of a multi-year, collaborative effort with stakeholders to address the recommended actions in the report. Under its existing authorities, the Finance Agency can implement some of the recommendations through ongoing supervision, guidance, or rulemaking, while some of the other recommendations will require Congressional action.

The actions in the report are organized under four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure and governance. Among other things, the Finance Agency indicated that it will likely pursue actions related to:
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
As currently listed on its website, the Finance Agency’s top priorities for implementation are:
Mission of the FHLBank System
•Clarifying the mission statement for the FHLBank System and setting forth criteria for assessing mission achievement by the FHLBanks (As further discussed below, the Finance Agency issued a Request for Input: Federal Home Loan Bank Core Mission Activities and Mission Achievement on May 16, 2024.)
•Establishing an incentive structure for FHLBank members to support the housing and community development mission of the FHLBanks
•Enhancing the scope of the FHLBanks’ Targeted Community Lending Plans
Stable and Reliable Source of Liquidity
•Increasing limits on maximum unsecured extensions of credit for overnight assets of similar risk profile (the Finance Agency issued a final rule on unsecured credit limits which was subsequently withdrawn pursuant to Executive Order "Regulatory Freeze Pending Review.")
•Improving FHLBank evaluation of member creditworthiness (As further discussed below, the Finance Agency issued Advisory Bulletin ("AB") 2024-03: FHLBank Member Credit Risk Management on September 27, 2024.)
•Improving climate risk assessments (As further discussed below, the Finance Agency issued AB 2024-04: Federal Home Loan Bank System Climate-Related Risk Management on September 30, 2024.)
Housing and Community Development
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
•Revising the maturity term for the definition of a long-term advance

•Enhancing support for prudently structured voluntary and pilot programs (See page 23 for a discussion of AB 2023-06: FHLBank Framework for Pilot and Voluntary Programs.)
FHLBank System Operational Efficiency, Structure and Governance
•Standardizing and strengthening membership eligibility requirements across member types
•Expanding the list of expertise for independent directors (As further discussed below, on October 21, 2024, the Finance Agency issued a notice of proposed rulemaking on boards of directors and executive management.)
•Clarifying board of director responsibility for mission performance, including through ties to executive compensation
The Bank is unable at this time to predict all of the actions that will ultimately result from the Finance Agency’s recommendations or the extent to which any of those actions could impact the Bank’s future business prospects, financial condition, or results of operations. In addition, the recent confirmation of a new Director of the Finance Agency could lead to changes in its regulatory priorities and areas of focus, including, among others, the recommended actions in the report.
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
AB 2024-03: FHLBank Member Credit Risk Management
On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth its expectations that a FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and Bank policies addressing default, failure, and insolvency situations. Significant changes, if any, to the Bank's existing member credit risk management policies or practices in response to this guidance could potentially limit members’ use of the Bank’s advances and/or the Bank’s ability to lend to members, and either or both of these outcomes could have a negative impact on the Bank’s business, financial condition and results of operations.
AB 2024-04: Federal Home Loan Bank System Climate-Related Risk Management
On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth its expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework. The advisory bulletin provides that an effective framework should address climate-related risk governance, which includes defining the Bank’s climate-related risk appetite, setting strategy and objectives, establishing and implementing plans to monitor and mitigate exposures to material climate-related risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin further requires the FHLBanks to: establish metrics that track exposure to climate-related risks; collect data to quantify risk exposures; conduct climate-related scenario analyses; and implement processes to report and communicate relevant climate-related risks to appropriate internal stakeholders. Finally, the advisory bulletin encourages each FHLBank to have a plan for responding to natural disasters. The Bank is evaluating the potential impact that this advisory bulletin could have on its operations and operating costs.
Finance Agency Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management
On October 21, 2024, the Finance Agency proposed revisions to its regulations that address boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, the rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, CDFIs, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. The rule would also address conflict of interest policies applicable to all Bank employees, including specific limitations for executive officers and senior management. While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of the Bank’s board of directors. Additional director eligibility requirements and potential reductions to or limitations on director compensation could hinder the Bank’s ability to recruit and retain directors with the requisite expertise to oversee the Bank’s operations. Comments on the proposed rule were due by February 3, 2025.
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
Shortly after its adoption, petitions seeking review of the final rule’s validity were filed in multiple jurisdictions. Ultimately, the various lawsuits were consolidated before the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order to stay the final rule in part to facilitate the orderly judicial resolution of those challenges and allow the court of appeals to focus on deciding the merits. Further, the stay avoided potential regulatory uncertainty for registrants that might become subject to the rule’s requirements while it awaits judicial review.
On February 11, 2025, the Acting Chairman of the SEC directed SEC staff to request the U.S. Court of Appeals for the Eighth Circuit not to schedule oral arguments on the challenges to the rule until the SEC decides whether to continue defending it.
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
Executive Order Relating to Community Development Financial Institutions Fund
On March 14, 2025, President Trump issued an executive order directing that, among other things, the non-statutory components and functions of the Community Development Financial Institutions Fund ("CDFI Fund") be eliminated to the maximum extent consistent with applicable law and that the performance of its statutory functions and associated personnel be reduced to the minimum presence and function required by law. The CDFI Fund was created by Congress in 1994 for the purpose of promoting economic revitalization and community development through investment in and assistance to CDFIs, including enhancing the liquidity of CDFIs. Through its programs, the CDFI Fund administers the certification of CDFIs and promotes CDFIs’ access to capital and local economic growth. The Bank is currently unable to predict the impact, if any, that this executive order could have on the Bank's CDFI members and their business with, and obligations due to, the Bank.

Human Capital Resources
The Bank’s human capital is a significant contributor to the success of its strategic business objectives. In managing its human capital, the Bank focuses on the various programs and philosophies described below.
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, substantially all of whom are located in one office in Irving, Texas. As of December 31, 2024, the Bank had 221 full-time and 2 part-time employees. As of that date, the Bank's workforce was 62 percent male, 38 percent female, 56 percent minority, 42 percent non-minority and 2 percent nonspecified ethnicity. In addition, the Bank uses independent contractors to supplement its workforce.
In 2024, 2023 and 2022, the Bank's turnover rate approximated 5 percent, 12 percent and 13 percent, respectively. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas and continuous improvement. As of December 31, 2024, the average tenure of the Bank’s employees was 8 years. None of the Bank’s employees are subject to a collective bargaining agreement.
Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects these objectives through a combination of benefits and development programs and by recognizing and rewarding performance. Specifically, the Bank’s programs include:
•Cash compensation that includes competitive salary and performance-based incentives
•Benefits – health insurance (including medical, dental, vision and prescription drug benefits), Teladoc Health services, health and dependent care flexible spending accounts, healthcare savings accounts with employer contribution, life and accidental death and dismemberment insurance, supplemental life insurance, short- and long-term disability, 401(k) retirement savings plan with employer match, deferred compensation program for highly compensated employees and, for a group of eligible employees, defined benefit pension benefits
•Work/life balance – time off with full pay for bereavement, jury duty, court appearances and maternity and paternity leave; limited tuition reimbursement assistance for employees and their dependents
•Development programs and training – focused on leadership development, employee engagement, employee knowledge sharing, technology and other competency-based training, as well as a mentoring program and fee reimbursement for external training programs.
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

Sustained long-term growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings (and, correspondingly, the level of support for its AHP and voluntary programs), core mission assets and, similarly, its CMA ratio. As previously discussed in this report, the Bank increased its support for affordable housing and community development in 2024 by way of its voluntary program offerings and has targeted a minimum level of annual support that will be tied to the Bank's prior year operating results.
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
On November 9, 2023, the Finance Agency issued an Advisory Bulletin ("AB 2023-06") that provides guidance for the FHLBanks regarding the establishment of pilot and voluntary programs and which generally affords the FHLBanks greater flexibility in offering such programs provided they are developed and administered in a safe and sound manner and in accordance with board-established prudential parameters. A pilot program or voluntary program must be permissible under applicable statutory, regulatory, or other legal authorities, and may not be used to circumvent existing statutory or regulatory requirements or Finance Agency guidance. As noted in AB 2023-06, pilot programs generally would be new business activities implemented with a small size and defined time frame and with the expectation that, after a given time period, careful analysis of the benefits and drawbacks will be conducted and considered. AB 2023-06 also notes that pilot programs and voluntary programs typically should not present material risks to a FHLBank but in those cases where specific programs may present material risks, they would be subject to the requirements of the New Business Activity Regulation. Further, depending upon the facts and circumstances, converting a pilot program to a permanent program may require the submission of a New Business Activity notice. Pursuant to this guidance, the Bank introduced four new pilot programs in 2024 (Community Development Special Finance Program, Capacity Building and Growth Grant, CANOPY and the Native American Housing Opportunities Fund).

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
In addition, our business and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and/or consolidated obligations as well as our financial condition and results of operations. Fiscal policies of the U.S. government could also indirectly affect our cost of funding. For example, sudden or large increases in the supply of Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term GSE debt securities. Additionally, increases in Treasury issuances could temporarily reduce the capacity of the dealers of consolidated obligations, many of which are also primary dealers for the Federal Reserve Bank of New York, to participate in the issuances of consolidated obligations which could, in turn, increase our cost of funding.
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
We are subject to credit risk from advances and other extensions of credit to members, non-member borrowers and housing associates (collectively, our customers). Other extensions of credit include letters of credit issued or confirmed on behalf of customers, customers’ credit enhancement obligations associated with MPF loans held in portfolio, and interest rate exchange agreements we have entered into with our customers. For this purpose, other extensions of credit exclude a de minimis amount of unsecured loans that have been made to members under our SBB program, which is a voluntary program that is designed to promote small businesses, and our CANOPY program, which is a voluntary program that provides long-term unsecured loans to CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations.
We require that all outstanding advances and other secured extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. The vast majority of the collateral is assigned a borrowing capacity based on its estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In addition, at any time, changes in the perceived financial strength of some or all of our member institutions could occur which, in turn, could cause the institutions to incur financial losses and/or funding challenges, or worse, to fail. Further, some of our members could experience financial stress as a result of the current challenges in the commercial real estate sector which, in turn, could increase the possibility that those member institutions might fail. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.

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
With increasing frequency, the United States will from time to time reach its statutory debt limit and the U.S. Treasury will then take extraordinary measures to prevent the United States from defaulting on its obligations. This most recently occurred in January 2025 and is continuing as of the date of this report. The failure by the U.S. government to adequately address its statutory debt limit in a timely manner, or uncertainty relating to the debt limit, could result in downgrades to the U.S. sovereign credit rating or outlook (and a downgrade to our rating or outlook and/or the rating or outlook assigned to the FHLBank System's consolidated obligations) and cause significant harm to the U.S. economy and global financial stability.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $125.1 billion at March 31, 2023. High deposit levels and/or low demand for loans at member institutions or other business reasons could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews or executive orders that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, in recent years, the Finance Agency has taken a number of actions through regulations and other directives that have restricted or otherwise constrained how we manage and operate our business and it is possible that additional restrictions and/or constraints could be imposed upon us in the future. Among other things, these restrictions and constraints have limited our product offerings and investment activities.
On November 7, 2023, the Finance Agency issued a written report which sets forth the actions it intends to take or consider based on a review and analysis of the FHLBank System. The report, entitled FHLBank System at 100: Focusing on the Future, categorizes these actions under four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The report set forth several actions that the Finance Agency will likely pursue, some of which could have a negative impact on our future business prospects, financial condition or results of operation. At this time, we are unable to predict what actions will ultimately result from the Finance Agency’s recommendations other than those that have already been taken and which are discussed in the Legislative and Regulatory Developments section of this report.
In addition, the legislative and regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services.
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
Our capital plan also stipulates that its provisions governing liquidation are subject to the Finance Agency’s statutory authority to prescribe regulations or orders governing liquidations of a FHLBank, and that consolidations and mergers may be subject to any lawful order of the Finance Agency. Under the FHLBank Act, the FHLBank System generally must consist of 8 to 12 districts. The FHLBank Act provides the Finance Agency with the authority to consolidate FHLBanks, subject only to the requirement that the number of FHLBanks cannot be reduced to fewer than eight.
We cannot predict how the Finance Agency might exercise its authority with respect to liquidations, mergers or consolidations or whether any actions taken by the Finance Agency in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of our Class B Stock. Consequently, there can be no assurance that any voluntary or involuntary liquidation, merger or consolidation involving us will be consummated on terms that do not adversely affect our members’ investment in us.

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
Cybersecurity Risk Management and Strategy
The Bank’s approach to cybersecurity risk management relies upon having the right people, processes, and technology in place to govern, identify, protect, detect, respond, and recover from cybersecurity risks/threats/incidents. The Bank’s cybersecurity program aligns with industry standards, specifically the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the NIST 800-53 control framework. The effectiveness of the Bank’s cybersecurity program is measured through internal and external audits, Finance Agency regulatory oversight and other third-party control and compromise assessments such as periodic penetration tests and various security assessments. In addition, the Bank’s cybersecurity program includes processes and technologies that enhance its ability to detect and respond to cybersecurity threats, including the use of automation, threat intelligence feeds, robust incident response procedures and frequent vulnerability scans and remediation. The Bank’s Vulnerability Management Group, which is comprised of members from Information Technology (“IT”) Security, IT Infrastructure and Operational Risk Management, meets regularly to discuss details of the Bank’s vulnerability management program including, but not limited to, current threats and vulnerabilities, patching status, upcoming technology changes, and current issues or concerns, if any.
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

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank currently occupies approximately 75,000 square feet of space in this building.
The Bank also maintains leased off-site storage and co-location facilities comprising approximately 12,000 and 500 square feet of space, respectively.

ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value.. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 7, 2025, the Bank had 796 shareholders and 38,298,277 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. During the year ended December 31, 2022 and the three months ended March 31, 2023, quarterly dividends on Class B-1 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters (the then current target dividend rate for Class B-1 Stock) while quarterly dividends on Class B-2 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters plus 1.0 percent (the upper end of the Bank's then current target range for dividends on Class B-2 Stock). In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent. Dividends are based upon shareholders' average capital stock holdings and the average benchmark index rate for the preceding quarter.
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
By way of example, the Bank’s fourth quarter 2024 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.38 percent (a rate equal to average overnight SOFR for the third quarter of 2024 plus 0.1 percent) and 6.38 percent (a rate equal to average overnight SOFR for the third quarter of 2024 plus 1.1 percent), respectively. The annualized dividend rates of 5.38 percent and 6.38 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2024 through September 30, 2024.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2024 and 2023.
DIVIDENDS PAID
(dollars in thousands)

	2024		2023
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$80,712	6.148%	$43,231	4.595%
Second Quarter	71,181	6.107%	65,837	5.372%
Third Quarter	70,421	6.126%	98,532	5.848%
Fourth Quarter	68,348	6.076%	88,314	6.096%

Total Dividends Paid During the Period	$290,662		$295,914
____________________________________
(1)Amounts exclude (in thousands) $30, $7, $13 and $5 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2024, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $134, $86, $102 and $85 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2023, respectively. For financial reporting purposes, these dividends were classified as interest expense.
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
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2024 and 2023.

	2024		2023
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	5.42%	6.42%	3.89%	4.89%
Second Quarter	5.41%	6.41%	4.60%	5.60%
Third Quarter	5.42%	6.42%	5.07%	6.07%
Fourth Quarter	5.38%	6.38%	5.34%	6.34%
On March 20, 2025, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2025 at annualized rates of 4.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 0.1 percent) and 5.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 1.1 percent), respectively. The first quarter 2025 dividends, to be applied to average Class B-1

Stock and Class B-2 Stock held during the period from October 1, 2024 through December 31, 2024, will be paid on March 25, 2025.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2024, calls for the Bank to maintain a total retained earnings balance of at least $505.2 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2024 retained earnings balance of $2.849 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2024, 2023 and 2022 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the

Bank holds interests in a portfolio of mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2024 and all of those loans are conventional loans. The remainder of the portfolio (less than 0.2 percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes the value derived from access to the Bank’s products and services and, to a far lesser extent, dividends (which are typically paid quarterly in the form of capital stock). Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or slightly exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank's principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent and all 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, swaptions and caps. For a discussion of the Bank's accounting policies for derivatives and hedging, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Estimates.”
Financial Market Conditions
The U.S. experienced significant inflation beginning in 2021. In order to combat this higher inflation, the Federal Reserve changed its monetary policy in 2022 by significantly increasing short-term interest rates and beginning to reduce its holdings of Treasury securities, agency debt and agency MBS, as further discussed below. These policy actions continued into mid-2023. Economic growth was modest during 2023, but was to some extent negatively impacted by the higher level of interest rates and concerns about inflation and the possibility of a near-term recession that existed at that time. In addition, in March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. Economic growth remained modest and inflation declined somewhat during 2024.
The gross domestic product increased at an annual rate of 2.8 percent during 2024 according to the second estimate reported by the Bureau of Economic Analysis, after increasing at annual rates of 2.9 percent during the year ended December 31, 2023 and 2.5 percent during the year ended December 31, 2022. In January 2025, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 4.1 percent at the end of 2024 compared to 3.8 percent at the end of 2023 and 3.5 percent at the end of 2022. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index ("CPI") increased 2.9 percent for the year ended December 31, 2024, compared to an increase of 3.4 percent for the year ended December 31, 2023 and an increase of 6.5 percent for the year ended December 31, 2022. The CPI is one of the primary measures of inflation in the U.S., and the peak CPI rate of 9.1 percent for the 12 months ended June 30, 2022 was the highest such measure in the preceding 40 years.
Throughout 2021, the Federal Open Market Committee ("FOMC") maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent. In an effort to combat inflation, the FOMC increased its target for the federal funds rate in increments of 0.25 percent to 0.75 percent at each of its scheduled meetings from March 2022 through May 2023. In July 2023, the FOMC further raised its target for the federal funds rate to a range between 5.25 percent and 5.50 percent. This target range was maintained until the September 17/18, 2024 FOMC meeting. At this meeting, the FOMC lowered the target range for the federal funds rate to a range between 4.75 percent and 5.00 percent, stating that it had gained greater confidence that inflation was moving sustainably toward the FOMC's target rate of 2 percent. At its November 6/7, 2024 and December 17/18, 2024 meetings, the FOMC further lowered the target range for the federal funds rate to a range between 4.50 percent and 4.75 percent and 4.25 percent and 4.5 percent, respectively. At its January 28/29, 2025 and March 18/19, 2025 meetings, the FOMC maintained the target range for the federal funds rate at a range of 4.25 percent to 4.50 percent. At its March 18/19, 2025 meeting, the FOMC stated that recent indicators suggest that economic activity has continued to expand at a solid pace, the unemployment rate has stabilized at a low level and inflation remains somewhat elevated. At this same meeting, the FOMC further noted that uncertainty around the economic outlook has increased and in considering additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks.
During 2021 and the first half of 2022, the FOMC increased its holdings of Treasury securities and agency MBS and reinvested all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. The FOMC began reducing its holdings of Treasury securities and agency debt and agency MBS on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. During 2023 and the first three months of 2024, the caps were set at $60 billion per month for Treasury securities and $35 billion per month for agency debt and agency MBS. At its April 30/May 1, 2024 meeting, the

FOMC announced that it would slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It maintained the monthly redemption cap on agency debt and agency MBS at $35 billion. The FOMC continued these practices throughout the remainder of 2024 and the beginning of 2025. At its March 18/19, 2025 meeting, the FOMC announced that, beginning in April 2025, the FOMC will slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $25 billion to $5 billion. It maintained the monthly redemption cap on agency debt and agency MBS at $35 billion and will continue to reinvest any principal payments in excess of this cap into Treasury securities.
In response to the disruptions in the banking industry and financial markets, the Federal Reserve, on March 12, 2023, announced a plan to make available additional funding to eligible depository institutions to help ensure that they had the ability to meet the needs of all their depositors, through easier access to the discount window and the creation of a new Bank Term Funding Program. The Bank Term Funding Program ceased making new loans on March 11, 2024.
The following table presents information on various market interest rates at December 31, 2024 and 2023 and various average market interest rates for the years ended December 31, 2024, 2023 and 2022.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2024	2023	2024	2023	2022
Federal Funds Target (1)	4.50%	5.50%	5.31%	5.20%	1.89%
Average Effective Federal Funds Rate (2)	4.33%	5.33%	5.14%	5.03%	1.69%
Overnight SOFR (3)	4.49%	5.38%	5.15%	5.01%	1.64%
1-month SOFR (3)	4.53%	5.34%	5.19%	4.97%	1.46%
3-month SOFR (3)	4.69%	5.36%	5.27%	4.86%	1.17%
2-year SOFR (3)	4.08%	4.07%	4.23%	4.53%	3.01%
5-year SOFR (3)	4.04%	3.53%	3.85%	3.83%	2.79%
10-year SOFR (3)	4.07%	3.47%	3.79%	3.66%	2.72%
3-month U.S. Treasury (3)	4.37%	5.40%	5.18%	5.28%	2.09%
2-year U.S. Treasury (3)	4.25%	4.23%	4.37%	4.58%	2.99%
5-year U.S. Treasury (3)	4.38%	3.84%	4.13%	4.06%	3.00%
10-year U.S. Treasury (3)	4.58%	3.88%	4.21%	3.96%	2.95%
____________________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg

2024 In Summary
•The Bank ended 2024 with total assets of $127.7 billion compared with $128.3 billion at the end of 2023. The $0.6 billion decrease in total assets was attributable primarily to a decrease in the Bank's advances ($12.3 billion), partially offset by increases in its short-term liquidity portfolio ($9.8 billion), long-term securities portfolio ($1.2 billion) and mortgage loans held for portfolio ($0.7 billion).
•Total advances at December 31, 2024 were $67.7 billion, compared to $80.0 billion at the end of 2023.
•Mortgage loans held for portfolio increased from $5.1 billion at December 31, 2023 to $5.8 billion at December 31, 2024.
•The Bank’s net income for 2024 was $726.6 million, which represented a return on average capital stock of 16.17 percent. In comparison, the Bank's net income for 2023 was $874.5 million, which represented a return on average capital stock of 15.42 percent for that year. For discussion and analysis of the decrease in net income, see the section entitled "Results of Operations" beginning on page 60 of this report.
•At all times during 2024, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $2.849 billion at December 31, 2024 from $2.413 billion at December 31, 2023. Retained earnings represented 2.2 percent and 1.9 percent of total assets at December 31, 2024 and 2023, respectively. At December 31, 2024, the balance of the Bank's restricted retained earnings account was $650.4 million, representing 0.55 percent of the carrying value of its consolidated obligations (excluding hedging adjustments) at that date.
•In 2024, the Bank paid dividends totaling $290.7 million which, based on the applicable average capital stock balances, equated to an overall blended rate of 6.12 percent for the year. Based on its net income for the year, the dividend payout ratio was 40.00 percent.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022	2021	2020
Balance sheet (at year end)
Advances	$67,743,248	$79,951,855	$68,921,869	$24,637,464	$32,478,944
Investments (1)	53,740,886	42,631,192	40,613,512	34,653,202	25,660,696
Mortgage loans	5,771,240	5,096,410	4,400,040	3,494,389	3,426,611
Allowance for credit losses on mortgage loans	7,187	7,768	4,865	3,124	3,925
Total assets	127,725,048	128,264,612	114,348,556	63,488,376	64,912,526
Consolidated obligations — discount notes	21,637,276	8,598,022	46,270,265	11,003,026	22,171,296
Consolidated obligations — bonds	96,215,218	109,536,207	59,946,458	44,514,220	37,112,721
Total consolidated obligations(2)	117,852,494	118,134,229	106,216,723	55,517,246	59,284,017
Mandatorily redeemable capital stock(3)	181	506	7,453	6,657	13,864
Capital stock — putable	4,168,043	4,737,388	3,984,105	2,192,504	2,101,380
Unrestricted retained earnings	2,198,522	1,907,882	1,504,236	1,291,656	1,174,359
Restricted retained earnings	650,426	505,101	330,210	266,761	233,886
Total retained earnings	2,848,948	2,412,983	1,834,446	1,558,417	1,408,245
Accumulated other comprehensive income	178,670	108,849	182,526	182,770	47,260
Total capital	7,195,661	7,259,220	6,001,077	3,933,691	3,556,885
Dividends paid(3)	290,662	295,914	41,216	14,205	38,589
Income statement
Net interest income after provision/reversal for mortgage loan losses(4)	$891,592	$1,017,913	$479,672	$277,547	$309,979
Other income (loss)(4)	63,803	91,718	(25,446)	10,243	32,159
Other expense	148,026	137,974	101,713	105,147	121,342
AHP assessment	80,742	97,206	35,268	18,266	22,087
Net income	726,627	874,451	317,245	164,377	198,709
Performance ratios
Net interest margin(4)(5)	0.72%	0.66%	0.63%	0.46%	0.43%
Net interest spread (4)(6)	0.35%	0.33%	0.45%	0.45%	0.39%
Return on average assets	0.58%	0.57%	0.41%	0.27%	0.28%
Return on average equity	9.88%	10.94%	6.69%	4.31%	5.41%
Return on average capital stock (7)	16.17%	15.42%	11.02%	7.72%	8.17%
Total average equity to average assets	5.89%	5.17%	6.17%	6.37%	5.11%
Regulatory capital ratio(8)	5.49%	5.58%	5.09%	5.92%	5.43%
Dividend payout ratio (3)(9)	40.00%	33.84%	12.99%	8.64%	19.42%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2024, 2023, 2022, 2021 and 2020, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.193 trillion, $1.204 trillion, $1.182 trillion, $0.653 trillion and $0.747 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $119.2 billion, $119.8 billion, $109.1 billion, $55.8 billion and $59.2 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under U.S. GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $55 thousand, $407 thousand, $167 thousand, $25 thousand and $110 thousand for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by ($57.2 million), ($83.1 million), ($5.7 million), $23.8 million and ($15.0 million) for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively. Included in the fair value ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($60.2 million), ($73.7 million), ($15.8 million), $0.4 million and $3.9 million for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 60 of this report.
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

Financial Condition
The following table provides selected period-end balances as of December 31, 2024, 2023 and 2022, as well as selected average balances for the years ended December 31, 2024, 2023 and 2022. As shown in the table, the Bank’s total assets decreased by 0.4 percent (or $0.6 billion) during the year ended December 31, 2024 after increasing by 12.2 percent (or $13.9 billion) during the year ended December 31, 2023. The decrease in total assets during the year ended December 31, 2024 was attributable primarily to a decrease in the Bank's advances ($12.3 billion), partially offset by increases in its short-term liquidity portfolio ($9.8 billion), long-term securities portfolio ($1.2 billion) and mortgage loans held for portfolio ($0.7 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2024, total consolidated obligations decreased by $0.3 billion, as consolidated obligation bonds decreased by $13.3 billion and consolidated obligation discount notes increased by $13.0 billion.
The increase in total assets during the year ended December 31, 2023 was attributable primarily to increases in the Bank's advances ($11.0 billion), long-term securities portfolio ($2.5 billion) and mortgage loans held for portfolio ($0.7 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2023, total consolidated obligations increased by $11.9 billion, as consolidated obligation bonds increased by $49.6 billion and consolidated obligation discount notes decreased by $37.7 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2022 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 21, 2024 (the "2023 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2024			December 31, 2023			Balance at December 31, 2022
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$67,743	$(12,209)	(15.3)%	$79,952	$11,030	16.0%	$68,922

Short-term liquidity holdings
Interest-bearing deposits	2,519	222	9.7	2,297	(723)	(23.9)	3,020
Securities purchased under agreements to resell	22,250	7,500	50.8	14,750	2,550	20.9	12,200
Federal funds sold	6,520	152	2.4	6,368	(3,416)	(34.9)	9,784
Trading securities
U.S. Treasury Notes	3,125	1,954	166.9	1,171	1,082	1,215.7	89
Total short-term liquidity holdings	34,414	9,828	40.0	24,586	(507)	(2.0)	25,093

Long-term investments
Trading securities (U.S. Treasury Note)	103	2	2.0	101	2	2.0	99
Available-for-sale securities	19,000	1,309	7.4	17,691	2,585	17.1	15,106
Held-to-maturity securities	224	(29)	(11.5)	253	(62)	(19.7)	315
Total long-term investments	19,327	1,282	7.1	18,045	2,525	16.3	15,520

Mortgage loans held for portfolio, net	5,764	675	13.3	5,089	694	15.8	4,395
Total assets	127,725	(540)	(0.4)	128,265	13,916	12.2	114,349

Consolidated obligations
Consolidated obligations — bonds	96,215	(13,321)	(12.2)	109,536	49,590	82.7	59,946
Consolidated obligations — discount notes	21,637	13,039	151.7	8,598	(37,672)	(81.4)	46,270
Total consolidated obligations	117,852	(282)	(0.2)	118,134	11,918	11.2	106,216

Mandatorily redeemable capital stock	—	(1)	(100.0)	1	(6)	(85.7)	7
Capital stock	4,168	(569)	(12.0)	4,737	753	18.9	3,984
Retained earnings	2,849	436	18.1	2,413	579	31.6	1,834

Average total assets	124,844	(29,595)	(19.2)	154,439	77,607	101.0	76,832
Average capital stock	4,493	(1,179)	(20.8)	5,672	2,794	97.1	2,878
Average mandatorily redeemable capital stock	—	(6)	(100.0)	6	(6)	(50.0)	12

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2024, 2023 and 2022.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Savings institutions	$26,962	40%	$36,893	46%	$20,105	29%
Commercial banks	22,814	34	26,654	33	33,026	48
Insurance companies	9,000	13	8,952	11	7,882	11
Credit unions	9,172	13	7,599	10	8,273	12
Community Development Financial Institutions	28	—	28	—	24	—
Total member advances	67,976	100	80,126	100	69,310	100
Housing associates	126	—	117	—	106	—
Non-member borrowers	6	—	18	—	21	—
Total par value of advances	$68,108	100%	$80,261	100%	$69,437	100%
Total par value of advances outstanding to CFIs (1)	$4,614	7%	$5,675	7%	$6,370	9%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2024, 2023 and 2022 based upon the definitions of CFIs that applied as of those dates.

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
Advances balances continued to decline in 2024, notwithstanding a quarterly increase during the second quarter of 2024. The Bank's advances balances (at par value) decreased by $12.2 billion (15 percent) during the year ended December 31, 2024. The largest reductions in advances during 2024 were attributable to Charles Schwab Bank, SSB ($7.5 billion), Comerica Bank ($3.6 billion) and Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB ($2.2 billion). While advances demand is difficult to predict, the Bank currently expects that advances will likely continue to decline in 2025 in the absence of some type of destabilizing event.
At December 31, 2024, advances outstanding to the Bank’s five largest borrowers totaled $34.3 billion, representing 50.4 percent of the Bank’s total outstanding advances as of that date.

The following table presents the Bank’s five largest borrowers as of December 31, 2024.
FIVE LARGEST BORROWERS AS OF DECEMBER 31, 2024
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB	$16,500	24.2%
USAA Federal Savings Bank	6,000	8.8
American General Life Insurance Company	4,423	6.5
Comerica Bank	4,000	5.9
Beal Bank USA	3,400	5.0
	$34,323	50.4%
In addition, Charles Schwab Premier Bank, SSB and the Variable Life Insurance Company, an affiliate of American General Life Insurance Company, had outstanding advances of $0.2 billion and $0.9 billion, respectively, as of December 31, 2024 (representing 0.3 percent and 1.3 percent, respectively, of the Bank's total outstanding advances as of that date).
As of December 31, 2023 and 2022, advances outstanding to the Bank's five largest borrowers comprised $45.4 billion (56.6 percent) and $23.5 billion (33.9 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2024 and 2023.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$61,009	89.6%	$69,559	86.7%
Adjustable/variable-rate indexed	6,163	9.0	9,685	12.1
Amortizing	936	1.4	1,017	1.2
Total par value	$68,108	100.0%	$80,261	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2024, the Bank’s short-term liquidity holdings were comprised of $22.3 billion of overnight reverse repurchase agreements (of which $19.6 billion was transacted with the Federal Reserve Bank of New York), $6.5 billion of overnight federal funds sold, $2.5 billion of overnight interest-bearing deposits and $3.1 billion of U.S. Treasury Notes. At December 31, 2023, the Bank’s short-term liquidity holdings were comprised of $14.7 billion of overnight reverse repurchase agreements (of which $11.1 billion was transacted with the Federal Reserve Bank of New York), $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during 2024 and 2023 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. During 2024, all of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties. During 2023, all of the

Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of December 31, 2024, the Bank’s overnight federal funds sold consisted of $3.9 billion of funds sold to counterparties rated double-A and $2.6 billion of funds sold to counterparties rated single-A. At that same date, $0.6 billion of the Bank's overnight interest-bearing deposits were held in a double-A rated bank, while substantially all of the Bank's remaining overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1. Business (specifically, the section entitled Core Mission Achievement beginning on page 12 of this report).
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2024 and 2023 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2024	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$86	$103	$189	$—
GSE obligations	—	2,062	—	2,062	—
Total debentures	—	2,148	103	2,251	—

MBS portfolio
GSE residential MBS	224	—	—	224	221
GSE commercial MBS	—	16,852	—	16,852	—
Total MBS	224	16,852	—	17,076	221
Total long-term investments	$224	$19,000	$103	$19,327	$221

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2023
Debentures
U.S. government-guaranteed obligations	$—	$264	$101	$365	$—
GSE obligations	—	3,115	—	3,115	—
Total debentures	—	3,379	101	3,480	—

MBS portfolio
GSE residential MBS	253	—	—	253	247
GSE commercial MBS	—	14,312	—	14,312	—
Total MBS	253	14,312	—	14,565	247
Total long-term investments	$253	$17,691	$101	$18,045	$247

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2024. Maturities are based on the contractual maturities of the securities. All of the Bank's available-for-sale securities are fixed rate securities, substantially all of which have been swapped to a variable rate. The yields presented in the table for available-for-sale securities reflect their contractual fixed rates. The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Available-for-sale securities
U.S. government-guaranteed debentures	$85,816	$—	$—	$—	$85,816
GSE debentures	599,074	1,421,522	41,785	—	2,062,381
GSE commercial MBS	749,492	6,814,268	9,288,294	—	16,852,054
Total available-for-sale securities	$1,434,382	$8,235,790	$9,330,079	$—	$19,000,251
Held-to-maturity securities
GSE residential MBS	$—	$221	$1,137	$222,892	$224,250
Total held-to-maturity securities	$—	$221	$1,137	$222,892	$224,250
Weighted average yields
Available-for-sale securities
U.S. government-guaranteed debentures	2.66%	—%	—%	—%	2.66%
GSE debentures	2.58	2.42	3.04	—	2.48
GSE commercial MBS	2.80	3.12	4.36	—	3.79
Yield on available-for-sale securities	2.70%	3.00%	4.35%	—%	3.64%
Held-to-maturity securities
GSE residential MBS	—%	5.95%	5.86%	5.91%	5.91%
Yield on held-to-maturity securities	—%	5.95%	5.86%	5.91%	5.91%
During the years ended December 31, 2024 and 2023, proceeds from maturities, prepayments and paydowns of held-to-maturity securities totaled approximately $29 million and $37 million, respectively. Proceeds from maturities, prepayments and paydowns of available-for-sale securities totaled $1.830 billion and $0.648 billion during the years ended December 31, 2024 and 2023, respectively. The Bank did not sell any available-for-sale securities during the years ended December 31, 2024 or 2023. During the year ended December 31, 2023, the Bank sold all of its non-agency residential MBS ("RMBS") classified as held-to-maturity securities. Proceeds from the sale totaled $29.0 million, resulting in a net realized gain of $1.1 million. For each of the securities sold during 2023, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.
During the year ended December 31, 2024, 10 GSE commercial MBS ("CMBS") with an aggregate par value of $241.5 million were prepaid. In connection with one of the GSE CMBS prepayments, the Bank received a yield maintenance fee of $1.0 million. Yield maintenance fees are recorded in interest income on available-for-sale-securities, net of unamortized purchase premiums or discounts and hedge basis adjustments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $7.2 million for the year ended December 31, 2024, and were recorded as an increase in interest income on available-for-sale securities.
During the year ended December 31, 2023, 17 GSE CMBS with an aggregate par value of $443.9 million were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $26.5 million for the year ended December 31, 2023, and were recorded as an increase in interest income on available-for-sale securities.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $17.7 billion as of December 31, 2024, which represented 252 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $3.2 billion (par value) and $3.0 billion (par value) of GSE CMBS during the years ended December 31, 2024 and 2023, respectively. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE MBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2024, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-24 of this report).
As of December 31, 2024, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
The Bank's GSE RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($224 million par value at December 31, 2024). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2024, one-month SOFR was 4.53 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.84 percent to 9.04 percent. The largest concentration of embedded effective caps ($213 million) was between 5.84 percent and 6.50 percent. As of December 31, 2024, one-month SOFR rates were approximately 131 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
During the period from January 1, 2025 through March 20, 2025, the Bank acquired $1.0 billion (par value) of variable-rate CMOs, all of which are classified as held-to-maturity securities.
Mortgage Loans Held For Portfolio
As of December 31, 2024 and 2023, mortgage loans held for portfolio (net of allowance for credit losses) were $5.8 billion and $5.1 billion, respectively, representing approximately 4.5 percent and 4.0 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2024 and 2023, the Bank acquired mortgage loans totaling $1.119 billion ($1.102 billion unpaid principal balance) and $1.044 billion ($1.033 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2024 and 2023 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. During the years ended December 31, 2024 and 2023, mortgage loan prepayments totaled $277 million and $202 million, respectively.

The following table presents the Bank's mortgage loans held for portfolio, by contractual maturity, as of December 31, 2024 and 2023. All of the Bank's mortgage loans held for portfolio are fixed-rate loans.
MORTGAGE LOANS HELD FOR PORTFOLIO
(dollars in millions)

Redemption Term	December 31, 2024	December 31, 2023
Due in one year or less	$110	$101
Due after one year through five years	520	473
Due after five years through fifteen years	1,731	1,541
Thereafter	3,346	2,927
Total unpaid principal balance	5,707	5,042
Net premiums, discounts and deferred net derivative gains associated with mortgage delivery commitments	64	55
Total mortgage loans held for portfolio	5,771	5,097
Allowance for credit losses on mortgage loans	(7)	(8)
Mortgage loans held for portfolio, net	$5,764	$5,089
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
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2024 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2024 and 2023, mortgage loan interest income was reduced by CE fees totaling $2.6 million and $2.5 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2024 and 2023, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2024 and 2023, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $3.3 million and $4.9 million, respectively.
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2024.

GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	77.4%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.6
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	3.8
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	3.6
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.6
100.0%

The following table presents various ratios pertaining to the allowance for credit losses on mortgage loans as of December 31, 2024 and 2023.

MORTGAGE LOANS HELD FOR PORTFOLIO — RISK ELEMENTS AND CREDIT LOSSES
(dollars in millions)

	December 31,
	2024	2023
Net charge-offs during the year	$—	$—
Average loans outstanding during the year (before allowance for credit losses)	5,428	4,776
Allowance for credit losses at the end of the year	7	8
Mortgage loans held for portfolio at the end of the year (before allowance for credit losses)	5,771	5,097
Non-accrual loans at the end of the year	39	21
Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.12%	0.15%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.67%	0.41%
Ratio of allowance for credit losses to non-accrual loans	18.62%	36.81%
Consolidated Obligations and Deposits
During the year ended December 31, 2024, the Bank’s consolidated obligation bonds (at par value) decreased by $13.8 billion and its consolidated obligation discount notes (at par value) increased by $13.2 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2024 and 2023.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$34,735	35.7%	$53,550	48.2%
Non-callable	11,316	11.7	15,600	14.1
Non-callable SOFR-indexed variable rate	45,968	47.2	35,499	31.9
Step-up
Callable	3,317	3.4	4,492	4.0
Non-callable	1,940	2.0	1,954	1.8
Callable step-down	15	—	15	—
Total par value	$97,291	100.0%	$111,110	100.0%
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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31,

2024 and 2023 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
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
During the years ended December 31, 2024 and 2023, the Bank issued $136.5 billion and $139.4 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. During the year ended December 31, 2024, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 69 percent variable-rate bonds, 27 percent swapped fixed-rate callable bonds (including step-up bonds) and 4 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2023, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 66 percent variable-rate bonds, 29 percent swapped fixed-rate callable bonds (including step-up bonds) and 5 percent fixed-rate non-callable bonds (most of which were swapped).
At December 31, 2024 and 2023, discount notes comprised approximately 18 percent and 7 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2024, the Bank issued approximately $60 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes.
The primary benchmark that the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to overnight SOFR that the Bank pays on variable-rate consolidated obligations and interest rate swaps used to convert its fixed-rate consolidated obligations to SOFR. During the years ended December 31, 2024 and 2023, the weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR flat and SOFR plus 2 basis points, respectively.
Demand and term deposits were approximately $1.7 billion and $1.4 billion at December 31, 2024 and 2023, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Time deposits totaled $59.4 million at December 31, 2024. These deposits mature as follows: $36.1 million in three months or less and $23.3 million in over three months through six months.
All of the Bank's deposits are uninsured.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.2 billion and $4.7 billion at December 31, 2024 and 2023, respectively, while the Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.5 billion and $5.7 billion for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, the Bank’s five largest shareholders held $1.5 billion of capital stock, which represented 35.5 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2024.

FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2024
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$683,500	16.4%
USAA Federal Savings Bank	280,997	6.7
American General Life Insurance Company	208,406	5.0
Comerica Bank	171,000	4.1
Prosperity Bank	138,200	3.3
	$1,482,103	35.5%
As of December 31, 2024, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Charles Schwab Premier Bank, SSB and Charles Schwab Trust Bank, affiliates of Charles Schwab Bank, SSB, held $15,200,000 and $4,090,000, respectively, of the Bank's capital stock as of December 31, 2024, representing 0.4 percent and 0.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $702,790,000 of the Bank's capital stock as of December 31, 2024, representing 16.9 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
In addition, six affiliates of USAA Federal Savings Bank held a combined total of $31,943,000 of the Bank's capital stock as of December 31, 2024 and the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $56,205,000 of the Bank's capital stock as of that date. In aggregate, USAA-affiliated institutions and institutions affiliated with American General Life Insurance Company held $312,940,000 and $264,611,000, respectively, of the Bank's capital stock as of December 31, 2024, representing 7.5 percent and 6.3 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below, and 0.10 percent of letters of credit that are issued or renewed on and after April 19, 2021 (the "LC Percentage"). Prior to April 19, 2021, there was not an activity-based investment requirement for letters of credit. The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Bank's Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members. There were no changes to the investment requirements during the years ended December 31, 2024 and 2023.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2024, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $411 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2024, advances outstanding under this program totaled approximately $3.2 billion.
The permissible range for the letter of credit-based component of the activity-based investment requirement is currently a range of 0.1 percent to 2.0 percent of members' outstanding letters of credit, as specified from time to time by the Bank's Board of Directors.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2024 and 2023, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. A shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder was on restricted collateral status (subject to certain exceptions), or (3) for the repurchases that occurred during 2023 and the first and second quarters of 2024, the shareholder elected to opt out of the repurchase. Shareholders were not permitted to opt out of the repurchases that occurred during the third and fourth quarters of 2024. During the years ended December 31, 2024 and 2023, the Bank repurchased surplus stock totaling $0.717 billion and $1.393 billion, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2024 and 2023, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $0.4 million and $3.9 million, respectively.
At December 31, 2024, excess stock held by the Bank’s members and former members totaled $901 million, which represented 0.71 percent of the Bank’s total assets as of that date.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets.

The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2023.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 27, 2023	2,036,052	$203,286	$319
June 28, 2023	6,366,857	636,028	658
September 26, 2023	2,536,991	252,430	1,269
December 27, 2023	3,032,732	301,593	1,680
March 26, 2024	1,666,547	166,651	4
June 25, 2024	1,305,247	130,259	266
September 25, 2024	2,620,859	261,974	112
December 26, 2024	1,582,647	158,262	2
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2024 and 2023, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively. For the years ended December 31, 2024 and 2023, average mandatorily redeemable capital stock was $0.5 million and $5.7 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2024 and 2023.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Commercial banks	$1,669	40%	$1,954	41%
Savings institutions	1,189	28	1,600	34
Credit unions	786	19	699	15
Insurance companies	522	13	483	10
Community Development Financial Institutions	2	—	1	—
Total capital stock classified as capital	4,168	100	4,737	100
Mandatorily redeemable capital stock	—	—	1	—
Total regulatory capital stock	$4,168	100%	$4,738	100%

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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2024, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2024, 2023 and 2022, the Bank’s notional balance of interest rate exchange agreements was $143.9 billion, $164.1 billion and $104.5 billion, respectively, while its total assets were $127.7 billion, $128.3 billion and $114.3 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2024, 2023 and 2022.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2024
Advances	$35,301	$2,699	$—	$5,000	$43,000
Investments	—	19,594	—	3,309	22,903
Mortgage loans held for portfolio	—	—	—	1,642	1,642
Consolidated obligation bonds	—	46,587	—	436	47,023
Consolidated obligation discount notes	—	—	1,066	12,561	13,627
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$35,301	$68,880	$1,066	$38,667	$143,914
December 31, 2023
Advances	$50,880	$1,660	$—	$1,109	$53,649
Investments	—	17,987	—	1,552	19,539
Mortgage loans held for portfolio	—	—	—	1,377	1,377
Consolidated obligation bonds	—	70,233	—	1,021	71,254
Consolidated obligation discount notes	—	—	1,066	1,521	2,587
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,880	$89,880	$1,066	$22,299	$164,125
December 31, 2022
Advances	$18,768	$637	$—	$2,000	$21,405
Investments	—	15,847	—	1,153	17,000
Mortgage loans held for portfolio	—	—	—	596	596
Consolidated obligation bonds	—	43,766	—	372	44,138
Consolidated obligation discount notes	—	—	1,066	3,402	4,468
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$18,768	$60,250	$1,066	$24,367	$104,451

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2024 and 2023.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2024	2023
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$33,363	$47,354
		Economic	5,000	1,109
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	4,637	5,186

Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	19,594	17,987
		Economic	2,159	402
Receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset prepayment risk associated with the CMBS portfolio.	Economic	1,150	1,150
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	851	813
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	775	550
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	4,810	6,428
		Economic	76	76
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	41,777	63,805
		Economic	360	945
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,066	1,066
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable-rate index.	Economic	12,561	1,521
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	19	19
Counterparty Exposure
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To reduce net derivatives exposure to bilateral and clearinghouse counterparties by executing offsetting swaps	Economic	15,300	15,300
Other
Receive fixed, pay floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	400	400
Total derivatives used to hedge risk			143,898	164,111
Mortgage delivery commitments			16	14
Total notional amount of derivatives			$143,914	$164,125

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2024, the Bank had cleared trades outstanding with notional amounts totaling $76.4 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2024, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $67.4 billion.
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
As of December 31, 2024, cash collateral totaling $521 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value (and fair value) of $101 million to two bilateral derivative counterparties to meet its initial margin requirements. Further, as of December 31, 2024, the Bank had pledged $507 million (carrying value and fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2024, the Bank had received $757 million in cash variation margin to settle its cleared derivatives with its clearinghouse counterparties.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2024.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A(4)	5	$34,209.0	$179.4	$(168.0)	$(1.1)	$10.3
Cleared derivatives(3)	—	75,363.2	3.8	—	495.5	499.3
Liability positions with credit exposure
Double-A	1	1,079.0	(67.3)	67.3	—	—
Single-A	3	2,140.3	(102.9)	103.0	—	0.1
Triple-B	1	5,150.0	(118.6)	120.7	—	2.1
Cleared derivatives(3)	—	1,082.4	(0.2)	—	11.7	11.5
Total derivative positions with non-member counterparties to which the Bank had credit exposure	10	119,023.9	(105.8)	123.0	506.1	523.3

Asset positions without credit exposure	3	5,346.1	10.0	(10.5)	—	—
Liability positions without credit exposure	5	19,518.0	(242.6)	225.1	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	8	24,864.1	(232.6)	214.6	—	—
Total non-member counterparties	18	143,888.0	(338.4)	$337.6	$506.1	$523.3

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	9.3	—
Mortgage delivery commitments	—	16.3	—
Total member institutions	1	25.6	—
Total	19	$143,913.6	$(338.4)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2024.
(2)Includes amounts that had not settled as of December 31, 2024.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for asset positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $5.8 billion and a net credit exposure of $1.3 million.
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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 100 percent and 103 percent at December 31, 2024 and 2023, respectively. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
On March 15, 2022, then President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). The LIBOR Act provided legal certainty for legacy contracts with inadequate or unworkable fallback provisions when LIBOR stopped being published after June 30, 2023. For contracts with either no fallback provisions or insufficient fallback provisions, the legislation automatically imposed a rate selected by the Federal Reserve based upon SOFR including any applicable tenor spread adjustment. On December 16, 2022, the Board of Governors of the Federal Reserve System adopted a final rule that implemented the LIBOR Act.
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

Results of Operations
Net Income
Net income for 2024, 2023 and 2022 was $726.6 million, $874.5 million and $317.2 million, respectively. The Bank’s net income for 2024 represented a return on average capital stock (“ROCS”) of 16.17 percent. In comparison, the Bank’s ROCS was 15.42 percent in 2023 and 11.02 percent in 2022. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2023 to 2024 are discussed below. The factors contributing to the changes in the Bank's net income from 2022 to 2023 are discussed in the 2023 10-K.

While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2024 and 2023, the Bank’s AHP assessments totaled $80.7 million and $97.2 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2024 and 2023, the Bank’s income before assessments was $807.4 million and $971.7 million, respectively. The $164.3 million decrease in income before assessments for 2024 as compared to 2023 was attributable to a $126.3 million decrease in net interest income after provision for credit losses, a $27.9 million unfavorable change in other income (loss) and a $10.1 million increase in other expenses. The components of income before assessments (net interest income after provision for credit losses, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Credit Losses
In 2024 and 2023, the Bank’s net interest income after provision for credit losses was $0.892 billion and $1.018 billion, respectively. The $126 million decrease in net interest income after provision for credit losses from 2023 to 2024 was due primarily to a significant decrease in the average balances of the Bank's interest-earning assets, lower average capital balances and an $18.3 million decrease in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 45 of this report), partially offset by a $13.5 million decrease in net price alignment expense on cleared derivatives, a $12.4 million favorable change in fair value hedge ineffectiveness gains/losses from year to year and higher rates of return on the Bank's invested capital.
The average balances of the Bank's interest-earning assets decreased by $30.1 billion, from $155.1 billion in 2023 to $125.0 billion in 2024. The Bank's net interest margin increased from 66 basis points in 2023 to 72 basis points in 2024. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 33 basis points in 2023 to 35 basis points in 2024. Due to the increase in average short-term interest rates in 2024 relative to 2023, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 33 basis points in 2023 to 37 basis points in 2024. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives). In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. As a result, the Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness that is recorded in net interest income. The following table presents the fair value hedge ineffectiveness and price alignment amount that are recorded in net interest income for the years ended December 31, 2024 and 2023.
FAIR VALUE HEDGE INEFFECTIVENESS AND PRICE ALIGNMENT AMOUNT IN NET INTEREST INCOME
(dollars in thousands)

	Advances	Investments	CO Bonds	CO Discount Notes	Total
Year Ended December 31, 2024
Gains (losses) on designated fair value hedges	$1,668	$(286)	$1,639	$—	$3,021
Price alignment interest (1)	(27,858)	(27,312)	(1,804)	(3,201)	(60,175)

Year Ended December 31, 2023
Gains (losses) on designated fair value hedges	$(4,586)	$(11,691)	$7,608	$(754)	$(9,423)
Price alignment interest (1)	(34,128)	(35,643)	(129)	(3,798)	(73,698)
_______________________
(1) Relates to derivatives for which variation margin payments are characterized as daily settlements.

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
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that have been acquired since 2022 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the years ended December 31, 2024 and 2023, the fair value hedge ineffectiveness gains (losses) associated with the Bank’s available-for-sale benchmark component hedging relationships totaled ($0.4 million) and $0.1 million, respectively. The notional amount of interest rate swaps in benchmark component hedging relationships totaled $10.0 billion and $6.8 billion at December 31, 2024 and 2023, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2024, 2023 and 2022.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$3,893	$206	5.29%	$5,619	$289	5.14%	$3,025	$69	2.28%
Securities purchased under agreements to resell	4,268	224	5.26%	7,399	385	5.20%	924	14	1.52%
Federal funds sold (c)	12,404	645	5.20%	13,939	709	5.09%	6,994	165	2.36%
Investments
Trading	2,670	120	4.51%	364	12	3.18%	2,315	12	0.51%
Available-for-sale (d)	18,560	1,142	6.15%	16,362	993	6.07%	13,890	398	2.86%
Held-to-maturity (d)	239	14	5.75%	281	15	5.49%	451	9	1.94%
Advances (e)	77,546	4,327	5.58%	106,415	5,742	5.40%	46,306	1,079	2.33%
Mortgage loans held for portfolio (f)	5,421	228	4.20%	4,770	177	3.72%	3,968	119	3.00%
Total earning assets	125,001	6,906	5.53%	155,149	8,322	5.36%	77,873	1,865	2.39%
Cash and due from banks	64			41			80
Other assets	511			703			255
Derivatives netting adjustment (b)	(862)			(1,522)			(1,532)
Fair value adjustment on available-for-sale securities (d)	130			69			160
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	—			(1)			(4)
Total assets	$124,844	6,906	5.53%	$154,439	8,322	5.39%	$76,832	1,865	2.43%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,597	82	5.11%	$1,424	71	5.00%	$1,626	24	1.45%
Consolidated obligations
Bonds	97,369	5,088	5.23%	106,161	5,453	5.14%	45,898	889	1.94%
Discount notes	17,180	842	4.90%	37,423	1,776	4.75%	23,662	471	1.99%
Mandatorily redeemable capital stock and other borrowings	1	—	6.13%	17	1	5.62%	16	—	1.78%
Total interest-bearing liabilities	116,147	6,012	5.18%	145,025	7,301	5.03%	71,202	1,384	1.94%
Other liabilities	2,202			2,946			2,421
Derivatives netting adjustment (b)	(862)			(1,522)			(1,532)
Total liabilities	117,487	6,012	5.12%	146,449	7,301	4.99%	72,091	1,384	1.92%
Total capital	7,357			7,990			4,741
Total liabilities and capital	$124,844		4.81%	$154,439		4.73%	$76,832		1.80%
Net interest income		$894			$1,021			$481
Net interest margin			0.72%			0.66%			0.63%
Net interest spread			0.35%			0.33%			0.45%
Impact of non-interest bearing funds			0.37%			0.33%			0.18%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2024, 2023 and 2022 in the table above include $0.809 billion, $1.462 billion and $1.531 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2024, 2023 and 2022 in the table above include $52 million, $57 million and $1 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $28 million, $20 million and $31 million of non-accruing loans for the years ended December 31, 2024, 2023 and 2022, respectively.
(g)Average balances of deposits for the years ended December 31, 2024, 2023 and 2022 include time deposits of $24 million, $44 million and $173 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2024, 2023 and 2022, interest was paid on demand deposits at average rates of 5.1 percent, 5.0 percent and 1.5 percent, respectively, and on time deposits at average rates of 4.5 percent, 4.6 percent and 1.0 percent, respectively.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2024 and 2023 and between 2023 and 2022. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2024 vs. 2023 Increase (Decrease) Due To			2023 vs. 2022 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(91)	$8	$(83)	$89	$131	$220
Securities purchased under agreements to resell	(165)	4	(161)	276	95	371
Federal funds sold	(80)	16	(64)	251	293	544
Investments
Trading	102	6	108	(17)	17	—
Available-for-sale	135	14	149	82	513	595
Held-to-maturity	(2)	1	(1)	(4)	10	6
Advances	(1,605)	190	(1,415)	2,317	2,346	4,663
Mortgage loans held for portfolio	26	25	51	26	32	58
Total interest income	(1,680)	264	(1,416)	3,020	3,437	6,457
Interest expense
Interest-bearing deposits	9	2	11	(3)	50	47
Consolidated obligations
Bonds	(458)	93	(365)	2,021	2,543	4,564
Discount notes	(990)	56	(934)	386	919	1,305
Mandatorily redeemable capital stock and other borrowings	(1)	—	(1)	—	1	1
Total interest expense	(1,440)	151	(1,289)	2,404	3,513	5,917
Changes in net interest income	$(240)	$113	$(127)	$616	$(76)	$540

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2024, 2023 and 2022.

OTHER INCOME (LOSS)
(in thousands)

	2024	2023	2022
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$(1,416)	$872	$398
Economic hedge derivatives related to consolidated obligation discount notes	(1,175)	(12,416)	(7,206)
Member/offsetting derivatives	7	10	36
Economic hedge derivatives related to advances	3,008	8,292	(3,262)
Economic hedge derivatives related to trading securities	10,326	152	1,074
Economic hedge derivatives related to available-for-sale securities	509	31	(11)
Economic hedge derivatives related to mortgage loans held for portfolio	16,887	17,752	3,836
Other stand-alone economic hedge derivatives	(14,473)	(13,862)	274
Total net interest income (expense) associated with economic hedge derivatives	13,673	831	(4,861)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(6,100)	1,523	3,823
Available-for-sale securities	637	(77)	321
Trading securities	12,667	(2,193)	—
Mortgage loans held for portfolio	769	(6,503)	45,617
Consolidated obligation bonds	375	1,763	(5,248)
Consolidated obligation discount notes	2,630	9,616	(8,555)
Other stand-alone economic hedge derivatives	6,143	11,024	(44,413)
Interest rate swaptions
Available-for-sale securities	(2,401)	(1,398)	(2,087)
Mortgage loans held for portfolio	(2,145)	(2,290)	(9,449)
Mortgage delivery commitments	898	3,338	(306)
Member/offsetting derivatives	(5)	(8)	(35)
Total fair value gains (losses) related to economic hedge derivatives	13,468	14,795	(20,332)
Price alignment amount on daily settled derivative contracts	14,596	15,068	2,377
Total net gains (losses) on derivatives and hedging activities	41,737	30,694	(22,816)
Net gains (losses) on trading securities	(7,550)	12,009	(19,011)
Gains on early extinguishment of debt	—	23,396	—
Net gains (losses) on other assets carried at fair value	2,346	2,075	(2,073)
Realized gains on sales of held-to-maturity securities	—	1,081	127
Service fees	2,012	3,191	3,137
Letter of credit fees	23,195	18,011	13,230
Standby bond purchase agreement fees	1,561	1,674	1,812
Other, net	502	(413)	148
Total other	22,066	61,024	(2,630)
Total other income (loss)	$63,803	$91,718	$(25,446)
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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(5.1) million and $3.2 million in 2024 and 2023, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both December 31, 2024 and 2023, the notional balance of these derivatives totaled $400 million. For the years ended December 31, 2024 and 2023, the gains associated with these stand-alone economic hedge derivatives were $6.2 million and $10.9 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $(1.4) million and $(8.8) million for the years ended December 31, 2024 and 2023, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains or losses from the commitment date to the settlement date) were $0.9 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the years ended December 31, 2024 and 2023, the losses associated with these stand-alone economic hedge derivatives were $2.4 million and $1.4 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the years ended December 31, 2024 and 2023, the gains associated with these stand-alone economic hedge derivatives were $2.6 million and $9.6 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the years ended December 31, 2024 and 2023, respectively.
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

Other
The Bank did not sell any available-for-sale securities during the years ended December 31, 2024 or 2023. During the year ended December 31, 2023, the Bank sold all of its non-agency RMBS that had been classified as held-to-maturity securities. Proceeds from the sale totaled $29.0 million, resulting in a net realized gain of $1.1 million. For each of the held-to-maturity securities sold during 2023, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.
During the years ended December 31, 2024 and 2023, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these securities were $(7.6) million and $12.0 million for the years ended December 31, 2024 and 2023, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes and U.S. Treasury Bills. For the years ended December 31, 2024 and 2023, the gains (losses) associated with these stand-alone derivatives were $12.7 million and $(2.2) million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $2.3 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the year ended December 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the year ended December 31, 2024.
For the years ended December 31, 2024 and 2023, letter of credit fees totaled $23.2 million and $18.0 million, respectively. During the years ended December 31, 2024 and 2023, average outstanding letters of credit totaled $32.3 billion and $26.2 billion, respectively.
Standby bond purchase agreement fees totaled $1.6 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, outstanding standby bond purchase agreements totaled $742 million and $778 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, donations and Affordable Housing Program contributions; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2024 and 2023, these expenses totaled $148.0 million and $138.0 million, respectively.
Compensation and benefits totaled $61.5 million for 2024, compared to $65.3 million for 2023. The $3.8 million decrease in compensation and benefits for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due largely to a decrease in expenses related to the Bank's defined benefit pension plan, partially offset by increases in discretionary bonuses paid to non-executive employees and expenses related to the Bank's supplemental executive retirement plan ("SERP") and non-qualified deferred compensation plans, as well as cost-of-living and merit increases and higher average headcount. In 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates. The Bank did not make any voluntary contributions to this plan during 2024. The Bank's average headcount in 2024 and 2023 was 214 and 203 employees, respectively. At December 31, 2024 and 2023, the Bank employed 223 and 204 people, respectively.
Other operating expenses for the years ended December 31, 2024 and 2023 were $50.4 million and $48.1 million, respectively. The $2.3 million increase in other operating expenses resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank and increases in professional services and mortgage program expenses, partially offset by a decrease in safekeeping fees.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $7.4 million and $7.6 million in 2024 and 2023, respectively, representing a year-over-year decrease of $0.2 million. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $12.7 million and $9.5 million, respectively, representing a year-over-year increase of $3.2 million.
Voluntary grants, donations and Affordable Housing Program contributions were $14.7 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively. As more fully discussed below in the section entitled "Voluntary Community Investment Programs," the Bank expanded its voluntary community investment program offerings in 2024 (as compared to

2023) and concurrently made more monies available in support of the programs. In addition, as explained below, the Bank did not make any voluntary AHP contributions prior to January 1, 2024. In 2023, voluntary grants and donations consisted of disaster relief that was provided in response to severe storms and tornados in Mississippi and Arkansas ($3.4 million), as well as voluntary community investment program grants ($1.9 million).
Derivative clearing fees were $1.4 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively. Derivative clearing fees were higher in 2023 due largely to the derivative modifications that were discussed previously in the section entitled "LIBOR Phase-Out."
Unaudited Quarterly Financial Data
The following is a summary of the Bank’s unaudited quarterly operating results for the year ended December 31, 2024.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$1,785,988	$1,788,996	$1,767,019	$1,563,996	$6,905,999
Net interest income after provision (reversal) for credit losses	223,498	229,087	226,553	212,454	891,592
Other income (loss)
Net gains (losses) on trading securities	(4,403)	(597)	16,487	(19,037)	(7,550)
Net gains (losses) on derivatives and hedging activities	6,618	7,793	(4,515)	31,841	41,737
Net gains on other assets carried at fair value	1,061	298	934	53	2,346
Letter of credit fees	5,815	5,996	5,409	5,975	23,195
Service fees and other, net	1,374	1,126	343	1,232	4,075
Other expense
Voluntary grants, donations and AHP contributions	1,068	1,778	7,987	3,830	14,663
Other	32,238	33,844	32,337	34,944	133,363
AHP assessment	20,069	20,809	20,489	19,375	80,742
Net income	180,588	187,272	184,398	174,369	726,627
Voluntary Community Investment Programs
The Bank offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, all of which are discussed in Item 1. Business - Products and Services - Voluntary Community Investment Programs.
Beginning in 2024, the Bank has, in the absence of changes to its statutory AHP obligation and/or the imposition of any new statutory or regulatory assessments, committed to annually make available for its voluntary loan and grant programs an amount that equals or exceeds five percent of its prior year income before assessments as adjusted for interest expense on mandatorily redeemable capital stock and the income statement effects of voluntary programs and AHP make-whole contributions (“Adjusted Income Before Assessments”). The income statement effects of voluntary programs are comprised of grants, donations, and interest income and the provision (reversal) for credit losses on the Bank’s voluntary program loans. Make-whole contributions to the Bank’s AHP are disclosed in Note 12 to the Bank's audited financial statements and are more fully discussed in the paragraph immediately following the table below. By adjusting for these items, the amount to be made available for the Bank’s voluntary loan and grant programs in the following year is not negatively impacted by interest expense on mandatorily redeemable capital stock, the income statement effects of voluntary programs or AHP make-whole contributions that are recorded in the Bank’s current year earnings. Annually, the Bank also makes available for its voluntary loan and grant programs any receipts of principal and interest on voluntary program loans from the prior year. If, after using its best efforts to award or loan the funds that have been made available, there are unused funds at the end of a calendar year, such funds are carried forward to the succeeding year to support the programs(s) for which the funds were initially designated or, alternatively, reallocated to other voluntary programs.
For the year ended December 31, 2023, the Bank’s Adjusted Income Before Assessments was $977,622,000, which resulted in a target minimum allocation of $48,881,000 to its voluntary loan and grant programs for 2024. The following table sets forth a summary of the amounts that the Bank made available for its voluntary loan and grant programs in 2024 and the loans/grants/donations that were funded during the year.
VOLUNTARY COMMUNITY INVESTMENT PROGRAMS AND DONATIONS
(in thousands)

	Amount from 2023 Made Available in 2024	Receipts of Principal and Interest from 2023	Reallocations and Additional Funds Made Available in 2024	Total Available in 2024	Loans/Grants/Donations Funded During the Year Ended December 31, 2024		Amount Carried Forward to 2025
Loan Programs
CANOPY Fund	$35,000	$—	$(399)	$34,601	$14,452		$20,149
Small Business Boost	3,000	1,270	—	4,270	4,080		190
Total Loan Programs	38,000	1,270	(399)	38,871	18,532		20,339

Grant Programs
FORTIFIED Fund (Owner Property)	4,000	—	—	4,000	3,917	*	83
Capacity Building and Growth Grant	3,000	—	399	3,399	3,399		—
Heirs' Property Program	2,000	—	—	2,000	2,000		—
Partnership Grant Program	1,000	—	—	1,000	1,000		—
Native American Housing Opportunities Fund	1,000	—	—	1,000	1,000		—
Housing Assistance for Veterans	300	—	—	300	300		—
Total Grant Programs	11,300	—	399	11,699	11,616		83

Donations
Community Foundation of Southern New Mexico	—	—	250	250	250		—

Total Voluntary Community Investment Programs and Donations	$49,300	$1,270	$250	$50,820	$30,398		$20,422
Target Minimum Allocation to Voluntary Community Investment Programs	$48,881
*    In addition to this amount, the Bank funded and expensed $1,058,000 of FORTIFIED Fund grants in 2024 that related to conditional grants made in 2023.
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. By resolution of the Bank’s Board of Directors, this obligation became effective on January 1, 2024. During the year ended December 31, 2024, the AHP make-whole amount was $1,739,000. This amount, which is recorded in “Voluntary grants, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, was derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the year ended December 31, 2024 by $15,650,000 and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.
Relative to its 2024 target minimum allocation of $48,881,000, the Bank made available $37,601,000 for its voluntary loan programs (inclusive of reallocations and excluding receipts of principal and interest from 2023) and it funded voluntary grant programs and donations of $11,616,000 and $250,000, respectively. These amounts, totaling $49,467,000, exceeded the Bank's 2024 target minimum allocation by $586,000 and represented 5.06 percent of its 2023 Adjusted Income Before Assessments. As shown in the table above, the Bank carried forward $20,149,000 for its CANOPY Fund to 2025. During the period from January 1, 2025 through March 20, 2025, the Bank funded $10,602,000 of CANOPY loans.

The following table presents the components of voluntary grants, donations and Affordable Housing Program contributions that are reported in the Bank's Statement of Income for the year ended December 31, 2024.
VOLUNTARY GRANTS, DONATIONS AND AFFORDABLE HOUSING CONTRIBUTIONS
(in thousands)

Year Ended December 31, 2024
Total Grant Programs	$11,616
Donation to Community Foundation of Southern New Mexico	250
Conditional FORTIFIED Fund grants made in 2023/funded in 2024	1,058
AHP make-whole amount	1,739
Voluntary grants, donations and Affordable Housing Program contributions	$14,663
For the year ended December 31, 2024, the Bank’s Adjusted Income Before Assessments was $824,812,000, which resulted in a target minimum allocation of $41,241,000 to its voluntary loan and grant programs for 2025. The following table sets forth a summary of the amounts that the Bank has currently made available for its voluntary loan and grant programs in 2025, inclusive of amounts carried forward from 2024 and receipts of interest and principal from 2024.
VOLUNTARY COMMUNITY INVESTMENT PROGRAM FUNDS AVAILABLE IN 2025
(in thousands)

	Amount Carried Forward from 2024	Amount from 2024 Made Available in 2025		Receipts of Principal and Interest from 2024	Total Available in 2025
Loan Programs
CANOPY Fund	$20,149	$1,944		$—	$22,093
Small Business Boost	190	4,750		2,035	6,975
Total Loan Programs	20,339	6,694		2,035	29,068

Grant Programs
FORTIFIED Fund (Owner Property)	83	10,000		—	10,083
Heirs' Property Program	—	3,000		—	3,000
Partnership Grant Program	—	1,000		—	1,000
Native American Housing Opportunities Fund	—	2,500		—	2,500
Housing Assistance for Veterans	—	1,000		—	1,000
Small Business Recovery Grant	—	1,385		—	1,385
FORTIFIED Fund (Rental Property)	—	10,000		—	10,000
Native American Down Payment Assistance	—	1,000		—	1,000
SHFA - Home Ownership/Financial Education Support	—	600		—	600
Other	—	4,062	*	—	4,062
Total Grant Programs	83	34,547		—	34,630
Total Voluntary Community Investment Programs	$20,422	$41,241		$2,035	$63,698
Target Minimum Allocation to Voluntary Community Investment Programs		$41,241
* As of the date of this report, the Bank has not yet earmarked these funds for a specific grant program.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2024, the Bank’s short-term liquidity portfolio was comprised of $22.3 of overnight reverse repurchase agreements, $6.5 billion of overnight federal funds sold, $2.5 billion of overnight interest-bearing deposits and $3.1 billion of U.S. Treasury Notes.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. During the year ended December 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during 2023. The Bank did not assume any other debt from other FHLBanks during the years ended December 31, 2024 or 2023.
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
The Bank was in compliance with these liquidity requirements at all times during the years ended December 31, 2024 and 2023, except as discussed in this paragraph. On four consecutive days during the first quarter of 2023, the Bank's positive daily cash balance measurement was below 20 calendar days due to unusually large and unforeseen advance demand resulting from the turmoil in the banking industry. On March 14, 15, 16 and 17, 2023, the Bank's positive daily cash balance measurement fell to 15 calendar days for each of the first three days before increasing to 19 calendar days on the fourth day. On the next business day (March 20, 2023), the Bank increased this liquidity measurement beyond 20 days.
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
At December 31, 2024, the Bank’s credit risk, market risk and operations risk capital requirements were $471 million, $437 million and $272 million, respectively. These requirements were $474 million, $677 million and $345 million, respectively, at December 31, 2023.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2024 or December 31, 2023. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2024 and 2023, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2024 and 2023, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-40).
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
As discussed in the section entitled Financial Condition — Derivatives and Hedging Activities, all interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2024, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions. U.S. GAAP requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives, other than those designated in cash flow hedging relationships, are recorded each period in current earnings. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying fair value hedge has an impact on current earnings. Changes in the fair values of the Bank’s derivatives that are designated in cash flow hedging relationships are recorded each period in other comprehensive income until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from accumulated other comprehensive income to earnings.
As of December 31, 2024, the Bank’s derivatives portfolio included $104.1 billion (notional amount) that was designated in fair value hedging relationships, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $38.7 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes. By comparison, at December 31, 2023, the Bank’s derivatives portfolio included $140.8 billion (notional amount) that was designated in fair value hedging relationships, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $22.3 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes.
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
The Bank has investments in residential mortgage-related assets, primarily MPF mortgage loans and CMOs, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing securities that maintain their original principal balance for a fixed number of years, by purchasing structured tranches of mortgage securities that limit to some extent the effects of prepayment risk, by issuing a combination of callable and non-callable debt with varying maturities, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2023 through December 2024.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2023 through December 2024. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2023	$7.445	$7.404	(0.55)%	$7.453	0.11%	$7.440	(0.07)%	$7.454	0.12%
March 2024	7.242	7.217	(0.35)%	7.282	0.55%	7.231	(0.15)%	7.260	0.25%
June 2024	7.492	7.485	(0.09)%	7.540	0.64%	7.494	0.03%	7.509	0.23%
September 2024	7.376	7.427	0.69%	7.399	0.31%	7.398	0.30%	7.389	0.18%
December 2024	7.161	7.209	0.67%	7.203	0.59%	7.196	0.49%	7.165	0.06%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2023 through December 2024.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2023	0.17	(0.18)	(0.01)	(0.02)	0.18	0.59	0.04	(0.28)
March 2024	0.19	(0.19)	—	0.18	0.11	0.24	0.27	0.22
June 2024	0.20	(0.21)	(0.01)	(0.04)	—	0.17	0.35	0.37
September 2024	0.20	(0.21)	(0.01)	0.01	(0.58)	(0.31)	0.09	(0.02)
December 2024	0.19	(0.23)	(0.04)	(0.48)	(0.41)	(0.04)	0.35	0.50
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
In the normal course of business, the Bank may issue fixed-rate advances in relatively small sizes (e.g., $1.0 — $5.0 million) that are too small to efficiently hedge on an individual basis. These advances may require repayment of the entire principal at maturity or may have fixed amortization schedules that require repayment of portions of the original principal each month or at other specified intervals over their term. This activity tends to extend the Bank’s duration of equity over time. To monitor and hedge this risk, the Bank evaluates the amount of its unhedged advances and may issue a corresponding amount of fixed-rate debt with similar maturities or enter into interest rate swaps to offset the interest rate risk created by the pool of fixed-rate assets.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2024, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2024, 2023 and 2022, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-55.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2024 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 6, 2024, the Director of the Finance Agency designated that, for 2025, the Bank would have nine member directors and seven independent directors. With respect to the director elections that the Bank conducted during calendar year 2024, for terms beginning January 1, 2025, the order designated that one member director would be elected in Louisiana, two member directors would be elected in Texas and one independent director would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2025, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.

2025 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 21, 2025):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
A. Fred Miller, Jr., Chairman (Member)	75	2015	2026	(a)(b)(c)(d)(e)(f)(g)
Sally I. Nelson, Vice Chairman (Independent)	71	2014	2025	(a)(b)(c)(d)(e)(f)(g)
Karuna Annavajjala (Independent)	49	2024	2027	(a)(c)(d)
Jeff Austin III (Member)	62	2025	2028	(d)(e)
Dorsey L. Baskin, Jr. (Independent)	71	2020	2025	(a)(b)
Dianne W. Bolen (Independent)	76	2012	2026	(e)(f)(g)
Albert C. Christman (Member)	73	2014	2025	(a)(d)(g)
Rufus Cormier, Jr. (Independent)	77	2021	2028	(b)(c)(d)(f)
James D. Goudge (Member)	71	2014	2025	(a)(c)(e)(g)
Michael C. Hutsell (Member)	74	2014	2025	(a)(b)(c)(g)
Lorraine Palacios (Independent)	46	2023	2026	(a)(e)(f)
Christopher G. Palmer (Member)	55	2023	2026	(b)(c)(d)
Stephen Panepinto (Member)	72	2021	2028	(d)(e)(f)(g)
Felipe A. Rael (Independent)	47	2020	2027	(a)(c)(f)
J. Mark Riebe (Member)	68	2025	2028	(e)(f)
Brett F. Seybold (Member)	44	2024	2027	(a)(b)(d)(g)
_______________________________________
(a)Member of Risk Management Committee
(b)Member of Audit Committee
(c)Member of Compensation and Human Resources Committee
(d)Member of Strategic Planning, Operations and Technology Committee
(e)Member of Government and External Affairs Committee
(f)Member of Affordable Housing and Economic Development Committee
(g)Member of Executive and Governance Committee
A. Fred Miller, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2024. He has served as a director of the Bank continuously since 2015 and he previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors. Mr. Miller serves as a director of Hope Enterprise Corporation ("HEC"), a non-depository CDFI that became a member of the Bank in September 2024. Located in Jackson, Mississippi, HEC is the primary sponsor of Hope Federal Credit Union, which has been a member of the Bank since 2005. Mr. Miller has served as a director of HEC since January 2000. From 1986 to January 2025, Mr. Miller served as a director of Bank of Anguilla in Anguilla, Mississippi. He joined Bank of Anguilla, a member of the Bank, in 1971 and served as Chairman from January 2015 to January 2021. Since stepping down as Chairman, Mr. Miller has served (and continues to serve) as a consultant to Bank of Anguilla. From 1986 to January 2015, Mr. Miller served as President and Chief Executive Officer of Bank of Anguilla. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. In addition, from 2008 to January 2025, Mr. Miller served as a director of Pyramid Financial Corporation and, from January 2014 to January 2021, he served as Chairman of Pyramid Financial Corporation. Mr. Miller currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee of the Council of Federal Home Loan Banks. He also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
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
Located in Austin, Texas, Karuna Annavajjala provides strategic advisory services focused on digital/artificial intelligence transformation and information security management to clients in Central Texas. She has provided these services since September 2024. In the third quarter of 2024, Ms. Annavajjala acquired franchise area rights for The Fresh Monkee (a retail seller of healthy protein shakes) to develop stores in Dallas-Fort Worth, Texas; Austin, Texas; and Atlanta, Georgia. Currently in various stages of development, the first set of stores are expected to open in the second half of 2025. Ms. Annavajjala serves as President of The Fresh Way of Dallas and The Fresh Way of Austin and as Vice President of The Fresh Way of Atlanta, the entities she established to own and operate the business. From May 2020 to September 2024, Ms. Annavajjala served as Vice President and Chief Information Officer for Silicon Labs, a publicly held wireless technology company in Austin, Texas. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for American International Group, Inc. ("AIG"), a global provider of insurance and other financial services. Prior to joining AIG, she was employed by Teachers Insurance and Annuity Association of America ("TIAA"), where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles. She currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Jeff Austin III serves as Chairman of Austin Bank Texas, N.A. ("Austin Bank"), a member of the Bank located in Jacksonville, Texas. Mr. Austin has served as Chairman of Austin Bank since July 1990. Since July 2003, he has also served as Vice Chairman of Austin Bancorp, Inc., Austin Bank's privately held holding company. Mr. Austin served as President of First State Bank in Frankston, Texas from July 1990 until its acquisition by Austin Bank in October 2010. Since 2005, Mr. Austin has served as a director of First State Bank in Athens, Texas, a member of the Bank. Since 2006, he has also served on the boards of directors of Capital Bank, a member of the Bank located in Houston, Texas, and its privately held holding company, Capital Bancorp, Inc. Mr. Austin is a member of the American Bankers Association Government Relations Committee and the Bank CEO Network, an executive committee member and past director of the Texas Lyceum, a non-profit organization that aims to identify and develop leaders in Texas, and a board member, past president and scoutmaster of the East Texas Area Council of Boy Scouts. He is a past chairman of the Texas Bankers Association. By appointment, Mr. Austin has served on the Texas Sunset Advisory Commission since November 2021. Also by appointment, he served as a Commissioner of the Texas Transportation Commission from October 2015 to August 2019. From 2005 to 2015, Mr. Austin served by appointment as the Chairman of the North East Texas Regional Mobility Authority. He currently serves as Vice Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
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
James D. Goudge serves as Executive Vice President of Broadway National Bank in San Antonio, Texas and has served in that capacity since April 1, 2019. He joined Broadway National Bank, a member of the Bank, in 1989. Before stepping down in connection with a leadership succession plan, Mr. Goudge served as Chairman of Broadway National Bank from 2001 through March 31, 2019. From 2001 to 2016, he also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. From 2001 through March 31, 2019, Mr. Goudge also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Membership Committee and its Government Relations Committee. He is also a past chairman of the Texas Bankers Association. Mr. Goudge currently serves as Chairman of the Compensation and Human Resources Committee of the Bank's Board of Directors.
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
Lorraine Palacios serves as Senior Managing Director and Co-Head of Public Finance for Samuel A. Ramirez & Co., Inc. (“Ramirez”), a nationwide, full-service investment bank, brokerage and advisory firm. Ms. Palacios has served as Senior Managing Director since October 2024 and as Co-Head of Public Finance since January 2025. She joined Ramirez in January 2011. From November 2016 to December 2024, Ms. Palacios served as Co-Head of National Housing Group, Head of Midwest, and Texas Group Member and, from November 2016 to September 2024, she also served as Managing Director. From January 2011 to October 2016, Ms. Palacios served as Senior Vice President. In her current role, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads Ramirez's national affordable housing practice which is concentrated in Texas, the Midwest and the Northeast. Prior to joining Ramirez, Ms. Palacios served as Vice President - National Housing Public Finance Group for RBC Capital Markets, LLC from June

2008 to December 2010. From September 2001 to May 2008, Ms. Palacios served in various positions in the National Housing Public Finance Group at UBS Investment Bank. Ms. Palacios currently serves as a member of the Hispanic Scholarship Fund Austin Advisory Council and the Texas Chapter of Women in Public Finance Scholarship and Mentoring Committees. She is a past board member of the Municipal Advisory Council of Texas.
Christopher G. Palmer serves as a director, President and Chief Executive Officer of Pioneer Bank in Roswell, New Mexico. He joined Pioneer Bank, a member of the Bank, in November 2004 and has served as President and Chief Executive Officer since April 2019. From April 2017 to March 2019, Mr. Palmer served as President and Chief Operating Officer and from November 2004 to March 2017 he served as Senior Vice President and Chief Financial Officer. He has served as a director of Pioneer Bank since April 2017. Prior to joining Pioneer Bank, Mr. Palmer held various positions for The Citizens Bank in Farmington, New Mexico from September 1996 to October 2004. Mr. Palmer is a current director and past chairman of the Independent Community Bankers Association of New Mexico and he currently serves as Vice President of the Southeastern New Mexico Society of Certified Public Accountants. He previously served as President of the United Way of Chaves County, Chairman of the Roswell Chaves County Economic Development Corporation, Vice President of the United Way Foundation, Treasurer of the Community Foundation of Chaves County, Treasurer of the First Tee of the Pecos Valley and Treasurer of the Roswell Adult Center Foundation. Mr. Palmer is a Certified Public Accountant.
Stephen Panepinto serves as Chairman, President and Chief Executive Officer of Plaquemine Bank and Trust Company in Plaquemine, Louisiana. He joined Plaquemine Bank and Trust Company, a member of the Bank, in 1983 and has served as Chairman and Chief Executive Officer since 1998 and as President since September 2024. Mr. Panepinto also served as President of Plaquemine Bank and Trust Company from 1998 to July 2023. Since 2012, he has served as chairman of the Civil Service Board representing the Police and Fire Departments for the City of Plaquemine. For over 30 years, Mr. Panepinto has served as a board and executive committee member of the Capital Regional Planning Committee, a council of governmental agencies that provides transportation and economic development services to 11 parishes in Louisiana. He previously served as a director of the Louisiana Bankers Association and as a director of the Community Bankers of Louisiana and he is a past chairman of the Iberville Chamber of Commerce. Mr. Panepinto currently serves as Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
Felipe A. Rael serves as Executive Director of Sol Housing, a non-profit affordable housing developer of multifamily rental and owner-occupied homes for first-time homebuyers. He has served as Executive Director of Sol Housing, formerly known as the Greater Albuquerque Housing Partnership, since December 2014. Prior to joining Sol Housing, Mr. Rael served as Director of Housing Development for the New Mexico Mortgage Finance Authority from February 2009 to December 2014. From 2001 to 2008, Mr. Rael served in various positions in the mortgage finance industry. Until his election to the Bank's Board of Directors, Mr. Rael had served as a member of the Bank's affordable housing Advisory Council since January 2016 and as the Advisory Council's vice chair since January 2019. Mr. Rael currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee and as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
J. Mark Riebe serves as Chairman of TexasBank (a member of the Bank located in Fort Worth, Texas) and as Vice President and Chief Financial Officer of Texas Banc Financial Corp, TexasBank's privately held holding company. Mr. Riebe has served as Chairman of TexasBank since the merger of Texas Bank (Brownwood, Texas) and Texas Bank Financial (Weatherford, Texas) in January 2022. In addition, he served as President and Chief Executive Officer of TexasBank from January 2022 to October 2023. From 2000 to January 2022, Mr. Riebe served as Chairman, President and Chief Executive Officer of Texas Bank Financial. Further, Mr. Riebe currently serves as a director of TBF Real Estate, a wholly owned subsidiary of TexasBank. Previously, he served as a director, Executive Committee member and chair of the Government Relations Committee of the Texas Bankers Association and he is a past member of the Community Bankers Council and Administrative Committee of the American Bankers Association. In addition, Mr. Riebe served as a founding board member of the Weatherford Independent School District’s Education Foundation, a past chairman of the Weatherford Chamber of Commerce and a past board member and Treasurer of the Weatherford College Education Foundation. From 2017 until his election to the Bank's Board of Directors, Mr. Riebe served on the Bank's Member Advisory Council.
Brett F. Seybold serves as Executive Vice President and Chief Financial Officer for the United Services Automobile Association ("USAA"), an insurance and financial services company headquartered in San Antonio, Texas. Mr. Seybold joined USAA, a member of the Bank, in June 2004 and has served as Executive Vice President and Chief Financial Officer since July 2024. In this capacity, he is responsible for USAA's investments, capital, liquidity, capital market activities, stress testing, financial reporting and analytics and rating agency relationships in addition to treasury operations. In addition, Mr. Seybold currently serves or has served in executive officer and/or director positions for USAA-affiliated companies, including USAA Federal Savings Bank, USAA Casualty Insurance Company, USAA General Indemnity Company, Garrison Property and Casualty Insurance Company, Catastrophe Reinsurance Company, and USAA Life Insurance Company (all of which are wholly owned subsidiaries of USAA and members of the Bank). From April 2024 to February 2025, he served as a director of USAA Casualty Insurance Company, USAA General Indemnity Company, Garrison Property and Casualty Insurance Company and Catastrophe Reinsurance Company (the "P&C Companies"). Since August 2024, Mr. Seybold has served as a director of

USAA Life Insurance Company. From March 2024 to July 2024, he served as Senior Vice President - Senior Financial Officer - P&C for USAA and the P&C Companies. From April 2018 to April 2024, Mr. Seybold served as Senior Vice President and Corporate Treasurer for USAA and the wholly owned subsidiaries that are members of the Bank, except for USAA Federal Savings Bank, for which his service in this capacity ended in March 2024. Further, from April 2020 to April 2021, he also served as Senior Vice President and Chief Investment Officer for USAA Life Insurance Company and, from September 2021 to September 2023, he also served as USAA's Chief Transformation Officer. From February 2016 to April 2018, he served as Vice President of Enterprise Planning and Analysis and from October 2014 to February 2016, he served as Vice President of Strategic Solutions and Financial Planning and Analysis for USAA. Mr. Seybold held various asset/liability management, capital management, investment and capital markets positions from June 2004 to October 2014. He currently serves as a board member of Haven for Hope, a non-profit organization addressing the needs of the homeless. Until his election to the Bank's Board of Directors, Mr. Seybold served as the Chair of the Bank's Insurance Member Advisory Council. He is a Certified Financial Analyst Charter holder. Mr. Seybold currently serves as Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
Ms. Anavajjala was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. With over 25 years of experience in information technology and technology consulting, Ms. Annavajjala brings to the Board extensive experience in the areas of information technology, cybersecurity, project development, organizational management and risk management. From May 2020 to September 2024, she served as Vice President and Chief Information Officer for Silicon Labs. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for AIG. Prior to joining AIG, she was employed by TIAA, where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles with Deloitte Consulting, Alliance Data, Insurance Services Office and Netmap Analytics, Inc. Currently, she provides strategic information technology advisory services to clients in Central Texas.
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
Mr. Cormier was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2025. He has served on the Bank's Board of Directors since December 14, 2021. As a corporate and banking/finance lawyer with Baker Botts L.L.P. for over 37 years, he brings extensive legal experience to the Board. Prior to his retirement in December 2012, Mr. Cormier specialized in the areas of commercial lending, derivatives, securitizations, and asset purchase and sale transactions. He also brings to the Board extensive experience in corporate governance and regulatory compliance matters. Further, Mr. Cormier has served on numerous boards of directors.
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
Ms. Palacios was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2023. She brings to the Board over 23 years of experience in public finance and affordable housing. As Senior Managing Director and Co-Head of Public Finance for Ramirez, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads the firm's national affordable housing practice. She is a past board member of the Municipal Advisory Council of Texas.
Mr. Rael was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. He has served on the Bank's Board of Directors since March 6, 2020. With over 24 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of Sol Housing. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 21, 2025). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	56	President and Chief Executive Officer	2014
Brehan Chapman	48	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	72	Executive Vice President and General Counsel	2010
Kelly Davis	57	Executive Vice President and Chief Risk Officer	2015
Tom Lewis	62	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	58	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	52	Executive Vice President and Chief Banking and Digital Transformation Officer	2009
Jibo Pan	52	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	51	Executive Vice President and Chief Information Officer	2015
Michael Zheng	55	Executive Vice President and Chief Credit Officer	2015
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
Brehan Chapman serves as Executive Vice President and Chief Administrative Officer. In this capacity, Ms. Chapman has responsibility for the Bank’s corporate communications, government and industry relations, human resources, property and facilities management (including related building efficiency initiatives) and compliance function. She joined the Bank in December 2004 as a Content Management Specialist. In November 2005, Ms. Chapman was promoted to Corporate Communications Manager, a position she held until her appointment as Vice President and Director of Corporate Communications and External Affairs in July 2009. In November 2013, her responsibilities were expanded to include human resources. In April 2014 and May 2014, Ms. Chapman's responsibilities were further expanded to include the Bank's compliance function and property and facilities management, respectively. From July 2022 to December 2024, she also held the title of Chief ESG Officer, a title that is no longer used by the Bank. Further, Ms. Chapman serves as the Bank’s Corporate Secretary and has served in that capacity since February 2008. She was promoted to Senior Vice President in January 2012, to Chief Administrative Officer in February 2014, and to Executive Vice President in January 2016. Prior to joining the Bank, Ms. Chapman served as the Public Relations Manager for Waubonsee Community College from 2001 to 2004.
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
Insider Trading Policy
As discussed in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the Bank is cooperatively owned. Member institutions (and in limited circumstances, former member institutions) own the Bank's capital stock. No individuals (including, but not limited to, the Bank's directors, officers and employees) may own the Bank's capital stock.
The Bank's capital stock can only be acquired, redeemed or repurchased at its par value of $100 per share. The capital stock is not publicly traded, and no market mechanism exists for the disposition of the Bank's capital stock outside the cooperative structure. Transactions in the Bank's capital stock are governed by applicable regulatory requirements and the Bank's Capital Plan.
Considering the Bank's cooperative structure, the Board of Directors has adopted a policy entitled "Blackout Periods for Member Purchases or Bank Repurchases of the Bank's Capital Stock" that applies to all member directors' financial institutions and any other member institution as determined by the Bank's President and Chief Executive Officer, the purpose of which is to prevent the actual or apparent use by any of these institutions of material non-public information in transactions involving the Bank's capital stock. This policy is filed as Exhibit 19.1 to this Form 10-K.

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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. We attempt to accomplish this goal as it relates to our executive officers through a mix of base salary, short-term incentive awards (with a deferral component) and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 106.
For 2024, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief Administrative Officer.
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
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of all previous EIPs except the 2022 EIP), are (in the case of the 2025 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP. In 2022, a performance goal with a percentage weight of 20 percent was modified for purposes of the 2022 VPP but was not modified for purposes of the 2022 EIP.
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
In August 2023 (for compensation to be paid in 2024), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2023 Pay Study"). The 2023 Pay Study involved an analysis of base salaries and incentives (total direct compensation) for benchmark jobs at 60 institutions, including the other FHLBanks. For one position (our Head of Capital Markets), the competitive market was expanded to include the Secondary Commercial Peer Group, which included 63 institutions. The value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
Elements of Executive Compensation
We rely upon a mix of base salary, annual incentive compensation (50 percent of which is deferred) and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. The 2019 EIP provided for an annual award, 50 percent of which could be fully earned in 2019 and 50 percent of which could be fully earned in 2022. For Mr. Bhasin, the threshold, target and maximum award percentages in the 2019 EIP were 50 percent, 75 percent and 95 percent of base salary, respectively.

For all of our other executive officers, the threshold, target and maximum award percentages in the 2019 EIP were 30 percent, 50 percent and 65 percent of base salary, respectively.
On December 5, 2019, the Board of Directors, acting upon a recommendation from the Committee, approved our 2020 EIP (the "Proposed 2020 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, the Board, acting upon a recommendation from the Committee, approved a revision to the Proposed 2020 EIP (inclusive of the revision, the "2020 EIP") on February 27, 2020, subject again to review by the Finance Agency. On May 21, 2020, the Finance Agency informed the Bank that it did not object to the 2020 EIP. The 2020 EIP was effective as of January 1, 2020. Like the 2019 EIP, the 2020 EIP provided for an annual award, 50 percent of which could be fully earned in 2020 and 50 percent of which could be fully earned in 2023.
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
On December 3, 2020, the Board of Directors, acting upon a recommendation from the Committee, approved our 2021 EIP (the "2021 EIP"), subject to the review of the Finance Agency. On January 11, 2021, the Finance Agency informed us that it did not object to the 2021 EIP. The 2021 EIP was effective as of January 1, 2021. Like previous EIPs, the 2021 EIP provided for an annual award, 50 percent of which could be fully earned in 2021 and 50 percent of which could be fully earned in 2024. The threshold, target and maximum award percentages in the 2021 EIP were the same as those in the 2020 EIP.
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
On December 1, 2022, the Board of Directors, acting upon a recommendation from the Committee, approved our 2023 EIP (the "Proposed 2023 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, we made certain revisions to the Proposed 2023 EIP (inclusive of the revisions, the “2023 EIP”), subject again to review by the Finance Agency. On February 13, 2023, the Finance Agency informed us that it did not object to the 2023 EIP. The 2023 EIP was retroactively effective as of January 1, 2023. Like previous EIPs, the 2023 EIP provided for an annual award, 50 percent of which could be fully earned in 2023 and 50 percent of which can be fully earned in 2026. The other 50 percent of our executives' 2023 incentive opportunity was derived from the 2020 EIP Deferred Award.
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
On December 7, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved our 2024 EIP (the "Proposed 2024 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, we made certain revisions to the Proposed 2024 EIP (inclusive of the revisions, the “2024 EIP”), subject again to review by the Finance Agency. On March 8, 2024, the Finance Agency informed us that it did not object to the 2024 EIP. The 2024 EIP was retroactively effective as of January 1, 2024. Like previous EIPs (and as more fully described in the "Incentive Compensation" section beginning on page 95 and the "Grants of Plan-Based Awards" section beginning on page 107), the 2024 EIP provided for an annual award, 50 percent of which could be fully earned in 2024 and 50 percent of which can be fully earned in 2027. The other 50 percent of our executives' 2024 incentive opportunity was derived from the 2021 EIP Deferred Award. The threshold, target and maximum award percentages in the 2024 EIP were the same as those in the 2023 EIP.
The threshold, target and maximum incentive award percentages set forth in the last six EIPs are summarized in the table below.

	Mr. Bhasin			Mr. Madhavan and Mr. Pan			Mr. Lewis and Ms. Chapman
	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
2019 EIP	50%	75%	95%	30%	50%	65%	30%	50%	65%
2020 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2021 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2022 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2023 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
2024 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
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
In setting the base salaries for our named executive officers for 2024, the Committee and Board of Directors took into consideration, among other things, the results of the 2023 Pay Study which was conducted in the latter part of 2023. The results of this study showed that while the total direct compensation (base salaries and incentives) for all but one of our named executive officers was below the competitive market range in comparison to benchmark jobs at commercial financial services companies, their total direct compensation ranged from the low end of the competitive market range to the high end of the competitive market range for their peer positions at the other FHLBanks. Mr. Bhasin's total direct compensation approximated the market composite benchmark for the FHLBanks. Based on this information and input from the Finance Agency, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 4.25 percent for Mr. Lewis and Ms. Chapman and 2.50 percent for Mr. Madhavan and Mr. Pan. The Board of Directors, acting upon a recommendation from the Committee, gave Mr. Bhasin a salary increase of 4.00 percent.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 106.
Incentive Compensation
The 2024 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2024 through December 31, 2024 (the "2024 Performance Goals") and, for 50 percent of that award, the satisfaction of deferred performance period goals for the period from January 1, 2025 through December 31, 2027.
The 2024 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity objectives and financial execution; (b) community investments; (c) continuous improvement projects; (d) environmental, social and governance (“ESG”) initiatives; and (e) learning initiatives. Each 2024 Performance Goal was assigned a specific percentage weight. For 2024 Performance Goals comprising 96 percent of the executives’ 2024 Annual Award opportunity, each goal was assigned a "threshold," "target" and "stretch" objective. For 2024 Performance Goals comprising 2 percent of the executives’ 2024 Annual Award opportunity, each goal was assigned only a “stretch” objective and for one 2024 Performance Goal comprising 2 percent of the executives’ 2024 Annual Award opportunity, the goal was assigned only "target" and “stretch” objectives.

For Mr. Bhasin, the incentive factor for each 2024 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 50 percent (if results were equal to the threshold objective for those 2024 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective for those 2024 Performance Goals that had a target objective) or 100 percent (if results were equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2024 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 40 percent (if results were equal to the threshold objective for those 2024 Performance Goals that had a threshold objective), 65 percent (if results were equal to the target objective for those 2024 Performance Goals that had a target objective) or 85 percent (if results were equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2024 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 35 percent (if results were equal to the threshold objective for those 2024 Performance Goals that had a threshold objective), 55 percent (if results were equal to the target objective for those 2024 Performance Goals that had a target objective) or 75 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2024 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2024 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2024 EIP goal percentage for each of our named executive officers. For example, if the target objective was achieved for a goal with a percentage weight of 20.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage would have been 15.0 percent (20.0 percent x 75 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage would have been 13.0 percent (20.0 percent x 65 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage would have been 11.0 percent (20.0 percent x 55 percent). The percentages derived from this calculation for each 2024 Performance Goal were added together to derive each executive’s overall goal percentage for the 2024 EIP, which percentage was then multiplied by the executive’s 2024 base salary to determine his or her final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.
For 2024, the Board of Directors established 24 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 20 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, community investments, continuous improvement projects, ESG initiatives and learning initiatives comprised 35 percent, 30 percent, 25 percent, 6 percent and 4 percent, respectively, of our overall 2024 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 107, the Board of Directors could, among other things, adjust the 2024 Performance Goals to ensure the purposes of the 2024 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Adjustments of any kind would be subject to review by the Finance Agency. No adjustments were made to the 2024 Performance Goals.
For 2024, we had as one of our goals growth in our retained earnings from adjusted net income. This measure of our net income excluded: (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale or prepayment of any of our previously hedged advances or investment securities) and (2) unrealized gains and losses on securities classified as trading. Further, to derive our adjusted net income, our required AHP assessment was recalculated to incorporate the adjustments referred to in the preceding sentence.

2024 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity Objectives and Financial Execution
1. Daily Average Advances Outstanding	10%	$50,000	$65,000	$70,000	$77,980	10.0000%	8.5000%	7.5000%
2. MPF Assets Acquired (UPB)	5%	$500	$750	$1,000	$1,102	5.0000%	4.2500%	3.7500%
3. Growth in Retained Earnings from Adjusted Net Income	20%	$200	$275	$325	$430	20.0000%	17.0000%	15.0000%
	35%					35.0000%	29.7500%	26.2500%
Community Investments
Implement Community Development Special Finance Program (amount of collateral pledged)	2%	$5	$25	$50	$34.8	1.6960%	1.4568%	1.2568%
Native American Housing Grant Program (committed $)	2%	$0.25	$0.50	$0.75	$1.00	2.0000%	1.7000%	1.5000%
CDFI Loan Fund (committed $)	10%	$3	$6	$10	$14.45	10.0000%	8.5000%	7.5000%
CDFI Capacity Building and Growth Grant (committed $)	6%	$1	$2	$3	$3.4	6.0000%	5.1000%	4.5000%
AHP General Fund (number of members submitting applications)	2%	25	30	35	68	2.0000%	1.7000%	1.5000%
HELP (number of members participating)	2%	65	70	75	80	2.0000%	1.7000%	1.5000%
Small Business Boost (committed $)	2%	$1.50	$2.25	$3.00	$4.08	2.0000%	1.7000%	1.5000%
Fortified Housing (committed $)	2%	$1.50	$2.25	$3.00	$4.00	2.0000%	1.7000%	1.5000%
Heirs' Property (application $)	2%	$0.75	$1.25	$1.75	$2.00	2.0000%	1.7000%	1.5000%
	30%					29.6960%	25.2568%	22.2568%
Continuous Improvement Projects
Implement new front- and back-office system	10%	Production Parallel w/Month End	Implemented	Decommission legacy system	Implemented and decommissioned legacy system	10.0000%	8.5000%	7.5000%
Replace DDA System	5%	Production Parallel	Implemented	Decommission legacy system	Implemented and decommissioned legacy system	5.0000%	4.2500%	3.7500%
Collateral Haircut Enhancements	5%	1 of 3 epics	2 of 3 epics	3 of 3 epics	3 of 3 epics	5.0000%	4.2500%	3.7500%
Resolve top initiatives from Product Strategy and Initiative Roadmap (measured in story points)	5%	1,400 points	1,500 points	1,700 points	2,603 total story points	5.0000%	4.2500%	3.7500%
	25%					25.0000%	21.2500%	18.7500%
ESG Initiatives
Environmental: Execute on Roadmap for Building Efficiency Initiatives for 2024	1%	N/A	N/A	Complete	All Items Complete	1.0000%	0.8500%	0.7500%
Social: Summer Internship Program (% of offers to minority and women applicants)	1%	40%	50%	60%	81%	1.0000%	0.8500%	0.7500%
Social: Conduct Bank-wide Development Training (% participation)	1%	90%	95%	98%	100%	1.0000%	0.8500%	0.7500%
Social: Bank-wide Project (% participation)	1%	80%	85%	90%	92%	1.0000%	0.8500%	0.7500%
Governance: Compile and Publish ESG Report	1%	N/A	N/A	Complete	Complete	1.0000%	0.8500%	0.7500%
Governance: Climate Disclosure Law Training for a select group of employees (% participation)	1%	85%	98%	100%	100%	1.0000%	0.8500%	0.7500%
	6%					6.0000%	5.1000%	4.5000%
Learning Initiatives
Internal: Build Knowledge/Skills Training Library	2%	N/A	Content Creation for Level Two	Target + Content Creation for Level Three	Target + Content Creation for Level Three	2.0000%	1.7000%	1.5000%
External: Member Webinars (total attendees)	2%	400	500	600	1,137	2.0000%	1.7000%	1.5000%
	4%					4.0000%	3.4000%	3.0000%
Overall 2024 EIP Goal Percentage	100%					99.6960%	84.7568%	74.7568%

As shown in the table above, we achieved the stretch objective for 23 of the 24 performance goals. For the other goal, which had a weighting of 2 percent, we achieved a level of performance between the target and stretch level. These results produced overall achievement rates for our named executive officers approximating 99.7 percent (calculated by dividing the executive's 2024 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2023 EIP, 2022 EIP, 2021 EIP, 2020 EIP and 2019 EIP were approximately 95 percent, 77 percent, 89 percent, 92 percent and 77 percent, respectively.
Because each named executive officer received a performance rating for 2024 of at least "Solid Performance," 50 percent of the executive’s final Annual Award under the 2024 EIP (the "2024 Current Award") became earned and vested on December 31, 2024 and was payable no later than March 15, 2025. The remaining 50 percent of the executive’s final Annual Award under the 2024 EIP (the "2024 Deferred Award") will become earned and vested on December 31, 2027 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2024 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2024 is shown in the table below. The 2024 Current Awards are included in the Summary Compensation Table on page 106 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2024 ($)	2024 EIP Goal Percentage	2024 EIP Annual Award ($)	2024 EIP Current Award ($)	2024 EIP Deferred Award ($)
Sanjay Bhasin	1,067,148	99.6960%	1,063,904	531,952	531,952
Tom Lewis	474,416	74.7568%	354,658	177,329	177,329
Kalyan Madhavan	604,529	84.7568%	512,379	256,190	256,189
Jibo Pan	476,642	84.7568%	403,987	201,993	201,994
Brehan Chapman	419,286	74.7568%	313,445	156,723	156,722
Each of our named executive officers participated in the 2021 EIP which, like the 2024 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2021 EIP (the "2021 Deferred Award"). The following table shows the 2021 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2022 through December 31, 2024 (the "2021 Deferral Performance Period"). The 2021 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2021 10-K, became earned and vested on December 31, 2024 because: (i) each of the named executive officers was actively employed by us on December 31, 2024; (ii) each of the named executive officers received a performance rating for 2024 of at least "Solid Performance"; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2021 Deferral Performance Period.

Name	2021 EIP Deferred Award ($)	Interest on 2021 EIP Deferred Award ($)	2021 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	426,582	81,484	508,066
Tom Lewis	129,407	24,719	154,126
Kalyan Madhavan	193,767	37,013	230,780
Jibo Pan	152,776	29,183	181,959
Brehan Chapman	114,369	21,846	136,215
The safety and soundness goals applicable to the 2021 Deferred Award that were met during the 2021 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2024, the maximum compensation limit was $345,000 and the maximum annual benefit limit was $275,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 110-112 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2024 was $345,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan from both us and the employee are limited by the Internal Revenue Code. For 2024, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $69,000. The FHLB Dallas DC Plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $23,000 for 2024. Employees who were age 50 or older could elect in 2024 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $7,500. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $76,500 for 2024.
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
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in an array of investment options.
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2024 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 106 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2024” table.
We offer the savings plan as a competitive practice and believe that our matching contributions to the plan approximate the market median for comparable companies, although we have not conducted any recent studies to confirm this.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 106 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2024” table. As noted above, we believe that our matching contributions to the qualified savings plan approximate the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 113-115.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that, prior to 2024, served to benefit only Mr. Lewis and some of our former executives, each of whom was designated as a Group 1 participant. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided at that time to discontinue contributions to our SERP and, as a result, no contributions were made to the SERP from 2015 through 2023. In August 2023, the Committee and Board of Directors engaged Aon plc to conduct a total rewards study for all of our executive officers and, as part of the study, to provide insight and analysis regarding a market-competitive form and level of supplemental retirement benefits for our executives. On December 19, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved an amended and restated SERP, subject to the review of the Finance Agency. On February 2, 2024, the Finance Agency informed us that it did not object to the amended and restated SERP. The SERP was amended and restated principally to provide supplemental retirement benefits to our current executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our current executive officers were designated as participants in this group. Each participant’s benefit under the SERP consists of the contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to the participants and, secondarily, to serve as a retention tool. In each calendar year, our Board of Directors, in its sole and absolute discretion, may elect to make a contribution to the accounts of any or all of the Group 5 participants based on an allocation percentage that is within a specified allocation range, which, for Mr. Bhasin, is 10 percent to 20 percent and, for all other executive officers, is 5 percent to 20 percent (the “Annual Allocation Percentage”). The target Annual Allocation Percentages for Mr. Bhasin and all other executive officers are 15 percent and 10 percent, respectively. If made, the annual contribution is an amount equal to the Annual Allocation Percentage multiplied by the sum of the executive officer’s (i) base salary for the most recently completed calendar year plus (ii) the non-equity incentive compensation payment that is attributable to the most recently completed calendar year (i.e., the total of the Current Award for that year plus any Deferred Award that vested as of the end of that year). On February 13, 2024, our Board of Directors approved the initial Group 5 contribution on behalf of each of our executive officers equal to their target Annual Allocation Percentage. The Group 5 contributions that were made by us are included in the "All Other Compensation" column of the Summary Compensation Table found on page 106 and further set forth under the two "SERP" columns in the related "Components of All Other Compensation for 2024" table.

Generally, benefits under the Group 1 SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2024, Mr. Lewis had met the Rule of 70. Group 5 SERP benefits generally vest upon the earlier to occur of (i) the date on which the participant attains age 65 or (ii) the date on which the participant attains the Rule of 70. For purposes of the Group 5 SERP benefits, years of service with us does not include years of credited service with another FHLBank. As of December 31, 2024, neither Ms. Chapman nor Messrs. Bhasin, Madhavan or Pan had met the Group 5 vesting requirements. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
For details regarding the operation of our SERP and the account balances for our named executive officers as of December 31, 2024, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 113.
Other Benefits
We offer a number of other benefits to our executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; healthcare savings accounts; and certain other benefits including, but not limited to, retiree health and limited life insurance benefits (provided certain eligibility requirements are met). Based on those eligibility requirements, none of our named executive officers are eligible to receive Bank-subsidized retiree health benefits. For participants in the Pentegra DB Plan who have 20 or more years of credited service at retirement, we provide $20,000 of life insurance. Based on their length of service as of December 31, 2024 (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers had met the eligibility requirement to receive this life insurance benefit upon their retirement, except for Mr. Madhavan.
Our employees accrue vacation at different rates depending upon their length of service. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Unused vacation in excess of the maximum carryover, if any, is deducted from an employee's vacation account balance on December 31. Based on their length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers currently accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
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
Perquisites
In 2024, we did not provide any perquisites to our named executive officers.
Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2025 and the term of Mr. Bhasin's employment agreement will be automatically extended through March 23, 2026.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 117, the employment agreements with Mr. Bhasin and Ms. Chapman provide for payments in the event that the executive officer's employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of the executive's death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin and Ms. Chapman.
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

2025 Compensation Actions
The 2025 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2024) are presented below. All of the salaries in the table below were effective January 1, 2025.

Name	2025 Base Salary ($)	Percentage Change
Sanjay Bhasin	1,099,162	Increase of 3.0 percent
Tom Lewis	488,649	Increase of 3.0 percent
Kalyan Madhavan	622,665	Increase of 3.0 percent
Jibo Pan	490,941	Increase of 3.0 percent
Brehan Chapman	431,865	Increase of 3.0 percent
In February 2024, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2024 Pay Study”). Completed in October 2024, the 2024 Pay Study involved an analysis of base salaries and incentives (total direct compensation) for benchmark jobs at 58 institutions, including the other FHLBanks. For one position (our Head of Capital Markets), the competitive market was expanded to include a Secondary Commercial Peer Group, which included 34 institutions. The results of the 2024 Pay Study showed that on a look-back basis the total direct compensation for two of our named executive officers was below the competitive market range in comparison to benchmark jobs at commercial financial services companies, while the total direct compensation for three of our named executive officers was within the competitive market range in comparison to benchmark jobs at commercial financial services companies. On a look-back and look-forward basis, the total direct compensation for all of our named executive officers ranged from at or near the low end of the competitive range to the high end of the competitive market range for their peer positions at the other FHLBanks. Mr. Bhasin's total direct compensation approximated the market composite benchmark for the FHLBanks. Based on this information, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 3.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan. The Board of Directors, acting upon a recommendation from the Committee, gave Mr. Bhasin a salary increase of 3.0 percent.
On January 8, 2025, the Board of Directors, acting upon a recommendation from the Committee, approved our 2025 EIP, subject to the review of the Finance Agency. On February 22, 2025, the Finance Agency informed us that it did not object to the 2025 EIP. The 2025 EIP was retroactively effective as of January 1, 2025. Like previous EIPs, the 2025 EIP provides for an annual award (the "2025 Annual Award"), 50 percent of which can be fully earned in 2025 (the "2025 Current Award"). The 2025 Annual Award is based on the achievement of performance goals for the period from January 1, 2025 through December 31, 2025. The remaining 50 percent of an executive's 2025 Annual Award (the "2025 Deferred Award"), with interest at 8.4 percent compounded annually over the period from January 1, 2026 through December 31, 2028 (the "2025 Deferral Performance Period") will not become fully earned and vested until December 31, 2028 and then only if: (1) the Deferred Performance Goals described in the next sentence are satisfied during the 2025 Deferral Performance Period; (2) the executive receives a performance rating for 2028 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2028. To satisfy the Deferred Performance Goals, we must: (i) maintain a minimum regulatory capital-to-assets ratio of at least 4 percent throughout the 2025 Deferral Performance Period and (ii) pay quarterly dividends throughout the 2025 Deferral Performance Period at annualized rates that are at least equal to the average overnight SOFR rate for the preceding quarter. An executive’s 2025 Deferred Award is payable no later than March 15, 2029. Notwithstanding the above, the Board of Directors, in its discretion, may reduce or eliminate award payments under the 2025 EIP if, in its judgment, our safety and soundness has not been maintained.
For the incentives that can be earned in 2025 (which will be payable in early 2026), our executive officers will derive 50 percent of their incentive opportunity from the 2025 EIP (via the 2025 Current Award) and 50 percent of their incentive opportunity from the 2022 EIP Deferred Award discussed below.
For purposes of our 2025 Annual Award, the Board of Directors established 25 performance goals (the "2025 Performance Goals"). The 2025 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity objectives and financial execution (35 percent); (b) community investments (30 percent); (c) continuous improvement projects (25 percent); (d) community and social impact (5 percent); and (e) learning initiatives (5 percent). Each 2025 Performance Goal has been assigned a specific percentage weight. For 2025 Performance Goals comprising 97 percent of the executives’ 2025 Annual Award opportunity, each goal has been assigned a "threshold," "target" and "stretch" objective. For 2025 Performance Goals comprising 2 percent of the executives’ 2025 Annual Award opportunity, each goal has been assigned only a “stretch” objective and for one 2025 Performance Goal comprising 1 percent of the executives’ 2025 Annual Award opportunity, the goal has been assigned only "target" and “stretch” objectives.
For Mr. Bhasin, the incentive factor for each 2025 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 50 percent (if results are equal to the threshold objective for those 2025 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective for those 2025 Performance Goals that have a target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2025 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 40 percent (if results are equal to the threshold objective for those 2025 Performance Goals that have a threshold objective), 65 percent (if results are equal to the target objective for those 2025 Performance Goals that have a target objective) or 85 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2025 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 35 percent (if results are equal to the threshold objective for those 2025 Performance Goals that have a threshold objective), 55 percent (if results are equal to the target objective for those 2025 Performance Goals that have a target objective) or 75 percent (if results are equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2025 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2025 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2025 EIP goal percentage. The percentages derived from this calculation for each 2025 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2025 EIP, which percentage will then be multiplied by the executive’s 2025 base salary to determine his or her final 2025 Annual Award. The executive's final 2025 Annual Award will be multiplied by 50 percent to derive his or her 2025 Current Award.
The following table sets forth an estimate of the possible 2025 Annual Awards (and, for 50 percent of those awards, the 2025 Current Awards) that can be earned by our named executive officers under the 2025 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2025 Performance Goals that has a threshold objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2025 Performance Goals that has a target objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2025 Performance Goals. In addition, the threshold, target and maximum 2025 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2025 of at least "Solid Performance." An executive's 2025 Current Award will become earned and vested on December 31, 2025 provided he or she is actively employed on that date and such award is payable no later than March 15, 2026. Given the number of variables involved in the calculation of our 2025 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2025 EIP awards can be less than the threshold amounts if we fail to achieve (i) the threshold objective for one or more of our 2025 Performance Goals, (ii) the target objective for our 2025 Performance Goal that only has a target and stretch objective and (iii) the stretch objective for our two 2025 Performance Goals that have only a stretch objective, but we achieve the threshold objective for each of our other 2025 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch for each 2025 Performance Goal that has those achievement levels will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2025 Annual Award			Estimated Possible Payouts in Early 2026 Under Non-Equity Incentive Plan Awards for 2025 EIP (2025 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	533,094	807,884	1,099,162	266,547	403,942	549,581
Tom Lewis	165,896	263,382	366,486	82,948	131,691	183,243
Kalyan Madhavan	241,594	396,637	529,265	120,797	198,319	264,633
Jibo Pan	190,485	312,729	417,300	95,243	156,365	208,650
Brehan Chapman	146,618	232,775	323,899	73,309	116,388	161,949

As previously noted, the remaining 50 percent of our executives' 2025 incentive opportunity will be derived from their 2022 Deferred Award. The amount of each executive's 2022 Deferred Award (before interest) became fixed at the end of 2022 based on the achievement of performance goals for the period from January 1, 2022 through December 31, 2022. The performance goals that were applicable to the 2022 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2022 10-K.
An executive's 2022 Deferred Award will become earned and vested on December 31, 2025 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2023 through December 31, 2025 (the "2022 Deferral Performance Period"); (ii) the executive receives a performance rating for 2025 of at least "Solid Performance"; and (iii) the executive is actively employed by us on December 31, 2025. An executive’s 2022 Deferred Award is payable no later than March 15, 2026 with interest at 6 percent compounded annually over the 2022 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2022 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.
The following table shows the deferred awards under the 2022 EIP, the anticipated growth in those awards during the 2022 Deferral Performance Period, and the total 2022 Deferred Awards (inclusive of interest) that will be payable in early 2026 provided all of the conditions for payment are met.

Name	2022 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2022 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	379,404	72,472	451,876
Tom Lewis	116,465	22,247	138,712
Kalyan Madhavan	173,301	33,103	206,404
Jibo Pan	136,640	26,100	162,740
Brehan Chapman	102,931	19,661	122,592
The following table combines the possible 2025 EIP Current Awards and the actual 2022 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2025.

	Estimated Possible Payouts in Early 2026 for 2025 Incentive Opportunities
	2025 EIP Current Award			2022 EIP Deferred Award Including Interest ($)	Total if 2025 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	266,547	403,942	549,581	451,876	718,423	855,818	1,001,457
Tom Lewis	82,948	131,691	183,243	138,712	221,660	270,403	321,955
Kalyan Madhavan	120,797	198,319	264,633	206,404	327,201	404,723	471,037
Jibo Pan	95,243	156,365	208,650	162,740	257,983	319,105	371,390
Brehan Chapman	73,309	116,388	161,949	122,592	195,901	238,980	284,541

Notwithstanding anything to the contrary contained in the 2025 EIP or the 2022 EIP, the combination of an executive's 2025 Current Award and his or her 2022 Deferred Award (inclusive of interest at 6 percent compounded annually over the period from January 1, 2023 through December 31, 2025) cannot exceed 100 percent of the executive's annual base salary for 2025. This limitation will not have any impact on our executives' 2025 incentive opportunities as the maximum possible payout for each executive is less than his or her 2025 base salary.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 92-105 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

James D. Goudge, Chairman
Rufus Cormier, Jr., Vice Chairman
Karuna Annavajjala
Michael C. Hutsell
A. Fred Miller, Jr.
Sally I. Nelson
Christopher G. Palmer
Felipe A. Rael

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2024, 2023 and 2022 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2024. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2024	1,067,148	—	—	—	1,040,018	45,000	367,806	2,519,972
President/CEO	2023	1,026,104	—	—	—	999,764	199,000	61,331	2,286,199
	2022	979,107	—	—	—	753,063	—	58,746	1,790,916

Tom Lewis	2024	474,416	—	—	—	331,455	114,000	105,863	1,025,734
EVP/Chief Financial	2023	455,075	—	—	—	319,396	283,000	27,186	1,084,657
Officer	2022	431,351	—	—	—	228,074	—	25,881	685,306

Kalyan Madhavan	2024	604,529	—	—	—	486,970	77,000	126,288	1,294,787
EVP/Chief Business	2023	589,784	—	—	—	472,901	211,000	39,027	1,312,712
Officer	2022	559,037	—	—	—	329,294	—	33,537	921,868

Jibo Pan	2024	476,642	—	—	—	383,952	9,000	112,133	981,727
EVP/Head of Capital	2023	465,016	—	—	—	372,860	183,000	32,779	1,053,655
Markets	2022	440,774	—	—	—	259,633	—	29,096	729,503

Brehan Chapman	2024	419,286	—	—	—	292,938	—	93,124	805,348
EVP/Chief Administrative	2023	402,193	—	—	—	282,280	149,000	28,791	862,264
Officer	2022	381,226	—	—	—	207,262	—	18,537	607,025
___________________________________
(1)Amounts for 2024 represent 2024 EIP Current Awards earned for services rendered in 2024 and 2021 EIP Deferred Awards earned for services rendered during 2021, 2022, 2023 and 2024. Amounts for 2023 represent 2023 EIP Current Awards earned for services rendered in 2023 and 2020 EIP Deferred Awards earned for services rendered during 2020, 2021, 2022 and 2023. Amounts for 2022 represent 2022 EIP Current Awards earned for services rendered in 2022 and 2019 EIP Deferred Awards earned for services rendered during 2019, 2020, 2021 and 2022. The amounts shown for 2024 were paid to the named executive officers on February 14, 2025. The amounts shown for 2023 and 2022 were paid to the executive officers in February 2024 and February 2023, respectively. The components of this column for 2024 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2024."
(2)Amounts reported in this column for 2024, 2023 and 2022 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 110-112. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2024, 2023 or 2022. In 2024, the actuarial present value of the accumulated pension benefits for Ms. Chapman decreased by $16,000. In 2022, the actuarial present value of the accumulated pension benefits for Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan decreased by $396,000, $330,000, $360,000, $268,000 and $405,000, respectively.
(3)The components of this column for 2024 are provided in the table below entitled "Components of All Other Compensation for 2024."

Components of Non-Equity Incentive Plan Compensation for 2024

Name	2024 EIP Current Award ($)	2021 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	531,952	508,066	1,040,018
Tom Lewis	177,329	154,126	331,455
Kalyan Madhavan	256,190	230,780	486,970
Jibo Pan	201,993	181,959	383,952
Brehan Chapman	156,723	136,215	292,938
Components of All Other Compensation for 2024

Name	Bank Contributions to Vested Defined Contribution Plans			Bank Contributions to Unvested Special Non-Qualified Defined Contribution Plan (SERP) ($)
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Special Non-Qualified Defined Contribution Plan (SERP) ($)		Perquisites ($)	Tax Gross ups ($)	Other ($)	Total All Other Compensation ($)

Sanjay Bhasin	20,700	43,226	—	303,880	—	—	—	367,806
Tom Lewis	20,700	7,716	77,447	—	—	—	—	105,863
Kalyan Madhavan	19,889	—	—	106,269	—	—	130	126,288
Jibo Pan	20,476	7,869	—	83,788	—	—	—	112,133
Brehan Chapman	20,263	4,414	—	68,447	—	—	—	93,124

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2024 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2024, our executive officers derived 50 percent of their incentive opportunity from the 2024 EIP (via the 2024 Current Award) and 50 percent of their incentive opportunity from the 2021 EIP (via the 2021 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2024 EIP (before interest on the deferred portion, as described below), could have been 48 percent of salary (if the threshold objective was achieved for each of our 2024 Performance Goals that had a threshold objective), 73.5 percent of salary (if the target objective was achieved for each of our 2024 Performance Goals that had a target objective) or 100 percent of salary (if the stretch objective was achieved for each of our 2024 Performance Goals). For Messrs. Madhavan and Pan, the potential Annual Award under the 2024 EIP (before interest on the deferred portion), could have been 38.4 percent of salary (if the threshold objective was achieved for each of our 2024 Performance Goals that had a threshold objective), 63.7 percent of salary (if the target objective was achieved for each of our 2024 Performance Goals that had a target objective) or 85 percent of salary (if the stretch objective was achieved for each of our 2024 Performance Goals). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2024 EIP (before interest on the deferred portion), could have been 33.6 percent of salary (if the threshold objective was achieved for each of our 2024 Performance Goals that had a threshold objective), 53.9 percent of salary (if the target objective was achieved for each of our 2024 Performance Goals that had a target objective) or 75 percent of salary (if the stretch objective was achieved for each of our 2024 Performance Goals).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2024. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2027 if: (i) the Deferred Performance Goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2025 through December 31, 2027 (the "2024 Deferral Performance Period"); (ii) the executive receives a performance rating for 2027 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2027. An executive’s Deferred Award under the 2024 EIP is payable no later than March 15, 2028 with interest at 7.6 percent compounded annually over the three-year deferral performance period.
The Deferred Performance Goals that must be satisfied during the three-year deferral performance period are: (i) we must maintain a minimum regulatory capital-to-assets ratio of at least 4 percent throughout the Deferral Performance Period and (ii) we must pay quarterly dividends throughout the Deferral Performance Period at annualized rates that are at least equal to the average overnight SOFR rate for the preceding quarter.

The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2024 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 48 percent of salary for Mr. Bhasin, 38.4 percent of salary for Mr. Madhavan and Mr. Pan and 33.6 percent of salary for Ms. Chapman and Mr. Lewis if we failed to achieve the threshold objective for one or more of our 2024 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2024 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2024 Performance Goal that had those achievement levels are interpolated, the ultimate 2024 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2024 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 92 through 105.

	Estimated Possible Awards for 2024 EIP
	2024 Current Award			2024 Deferred Award			Total 2024 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	256,116	392,177	533,574	256,116	392,177	533,574	512,232	784,354	1,067,148
Tom Lewis	79,702	127,855	177,906	79,702	127,855	177,906	159,404	255,710	355,812
Kalyan Madhavan	116,070	192,542	256,925	116,070	192,542	256,925	232,140	385,084	513,850
Jibo Pan	91,515	151,810	202,573	91,515	151,810	202,573	183,030	303,620	405,146
Brehan Chapman	70,440	112,998	157,232	70,440	112,998	157,233	140,880	225,996	314,465
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2025 through December 31, 2027 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2028 at each of these achievement levels.

	Estimated Possible Payouts in Early 2028 Under Non-Equity Incentive Plan Awards for 2024 EIP
	2024 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	256,116	392,177	533,574	62,945	96,384	131,135	319,061	488,561	664,709
Tom Lewis	79,702	127,855	177,906	19,588	31,423	43,723	99,290	159,278	221,629
Kalyan Madhavan	116,070	192,542	256,925	28,526	47,320	63,144	144,596	239,862	320,069
Jibo Pan	91,515	151,810	202,573	22,491	37,310	49,786	114,006	189,120	252,359
Brehan Chapman	70,440	112,998	157,233	17,312	27,771	38,643	87,752	140,769	195,876
(1) Amounts represent interest on the Deferred Awards at 7.6 percent, compounded annually.
The following table shows the actual deferred awards under the 2024 EIP, the anticipated growth in those awards during the period from January 1, 2025 through December 31, 2027, and the total Deferred Awards (inclusive of interest) that will be payable in early 2028 provided all of the conditions for payment are met.

Name	Actual 2024 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	531,952	130,736	662,688
Tom Lewis	177,329	43,582	220,911
Kalyan Madhavan	256,189	62,963	319,152
Jibo Pan	201,994	49,643	251,637
Brehan Chapman	156,722	38,517	195,239
If an executive officer's employment is terminated for any reason other than death, disability, retirement, a reduction in force or by the officer for good reason (as defined in the 2024 EIP), his or her unvested 2024 EIP awards will be forfeited.

If an executive officer’s employment had been terminated in 2024 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2024 during which the executive was employed based on the assumption that we would have achieved the 2024 Performance Goals at the target achievement level (or, for those goals for which there was not a target achievement level, the stretch achievement level). If an executive's employment is terminated during the 2024 Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the Deferred Performance Goals. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2024 due to a retirement, then his or her Current Award would have been treated as earned and vested based on the portion of 2024 during which the executive was employed and the extent to which the 2024 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2024 Deferral Performance Period due to a retirement, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. For purposes of the 2024 EIP, retirement is defined as an executive's planned and voluntary termination of employment on or after he or she has attained age 55 with at least 10 years of service to the Bank. Payment of awards in connection with a retirement would be made according to the normal scheduled dates.
If an executive’s employment had been terminated in 2024 due to a reduction in force or by the executive for good reason, then his or her Current Award would have been treated as earned and vested based on the portion of 2024 during which the executive was employed and the extent to which the 2024 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2024 Deferral Performance Period due to a reduction in force or by the executive for good reason, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. Payment of awards in connection with a reduction in force or termination by the executive for good reason would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2024, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization based on the assumption that we would have achieved the 2024 Performance Goals at the target achievement level (or, for those goals for which there was not a target achievement level, the stretch achievement level). If we are involved in a Reorganization during the 2024 Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the Deferred Performance Goals. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2024 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2024 Performance Goals to ensure the purposes of the 2024 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Any changes, adjustments or modifications to the 2024 EIP that would affect the 2024 Performance Goals or increase the payment to an executive above the amount that would otherwise be awarded based upon the 2024 Performance Goals would require the Finance Agency's prior review and non-objection.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2024 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2024 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.

The Board of Directors may amend the 2024 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2024 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2024 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2024 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan, and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Ms. Chapman was hired in 2004. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2024. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	20.1	1,224,000	—
Tom Lewis	Pentegra DB Plan	21.9	2,042,000	—
Kalyan Madhavan	Pentegra DB Plan	19.2	1,334,000	—
Jibo Pan	Pentegra DB Plan	21.8	1,086,000	—
Brehan Chapman	Pentegra DB Plan	20.0	802,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2024 commence at age 62 and are discounted to December 31, 2024);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 55 percent and the value of a benefit provided as a lump sum by 45 percent. The annuity benefit is calculated using a discount rate of 5.54 percent. The lump sum benefit is calculated using a discount rate of either 5.54 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);
•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement rates using the IRS 2024 Adjusted Scale MP-2021 rates and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2024; and

•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2024, this amount was $275,000 at age 65). The annual pension benefit limit is less than $275,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2024, this amount was $345,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2025, the Internal Revenue Service increased the maximum compensation limit to $350,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $280,000 for 2025.

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

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2024, 2023 and 2022, was $345,000, $330,000 and $305,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $326,667 as of December 31, 2024. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2024, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 10.6, 21.5, 10.3, 10.3 and 20.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2024, all of our named executive officers were fully vested in their accrued pension benefits.

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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2024, Mr. Lewis was eligible for early retirement with reduced benefits. Given his age at December 31, 2024, Mr. Lewis is eligible to receive his pre-July 1, 2015 benefits without reduction. Because he had met the Rule of 70 as of December 31, 2024, the early retirement reduction factor applicable to Mr. Lewis as of that date would have been approximately 0.3 percent as it relates to the benefits he had earned on and after July 1, 2015. As of December 31, 2024, Mr. Bhasin and Mr. Madhavan were also eligible for early retirement with reduced benefits. Because Messrs. Bhasin and Madhavan had met the Rule of 70 for purposes of the Pentegra DB Plan as of December 31, 2024, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 62. As of December 31, 2024, the reductions for Mr. Bhasin and Mr. Madhavan would have been approximately 9.3 percent and 5.1 percent, respectively. Given their ages and hire dates, Ms. Chapman and Mr. Pan were not eligible for early retirement as of December 31, 2024.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2024 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”). Prior to 2024, Mr. Lewis was the only currently serving executive officer that had been designated as a participant in the SERP and no SERP contributions had been made on his behalf since 2014. As discussed more fully in the Compensation Discussion and Analysis on pages 92-105, the SERP was recently amended and restated principally to provide supplemental retirement benefits to all of our current executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our current executive officers were designated as participants in this group. In February 2024, our Board of Directors approved the initial contributions on behalf of the Group 5 participants. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 5) based upon differences in participation and vesting characteristics. Groups 3 and 4 are no longer active.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	227,830	43,226	479,266	38,252	2,736,548
SERP — Group 5	—	303,880	16,818	—	320,698
	227,830	347,106	496,084	38,252	3,057,246

Tom Lewis
NQDC Plan	10,000	7,716	10,174	—	414,417
SERP — Group 1	—	—	45,531	—	522,593
SERP — Group 2	—	—	1,869	—	19,512
SERP — Group 5	—	77,447	4,286	—	81,733
	10,000	85,163	61,860	—	1,038,255

Kalyan Madhavan
NQDC Plan	47,290	—	401,236	—	2,444,159
SERP — Group 5	—	106,269	5,881	—	112,150
	47,290	106,269	407,117	—	2,556,309

Jibo Pan
NQDC Plan	71,424	7,869	27,829	73,392	255,480
SERP — Group 5	—	83,788	4,637	—	88,425
	71,424	91,657	32,466	73,392	343,905

Brehan Chapman
NQDC Plan	6,500	4,414	6,791	—	71,525
SERP — Group 5	—	68,447	3,789	—	72,236
	6,500	72,861	10,580	—	143,761
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2024 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2024 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2024 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2024 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 106; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2021 (or that would have been reported if the executive had been a named executive officer during those years) or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 106) had been required; and (3) earnings (losses) accumulated through December 31, 2024 (2024 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2022 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2024 ($)	2023 ($)	2022 ($)			Total ($)
Sanjay Bhasin	474,959	243,726	248,307	1,035,415	1,054,839	3,057,246
Tom Lewis	95,163	42,386	7,581	541,562	351,563	1,038,255
Kalyan Madhavan	106,269	121,446	242,303	1,081,747	1,004,544	2,556,309
Jibo Pan	163,081	77,429	8,146	37,046	58,203	343,905
Brehan Chapman	79,361	14,227	—	31,880	18,293	143,761
NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2024, the maximum compensation limit for this plan was $345,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2024. If Mr. Lewis retires or is terminated, or upon a separation of service due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Lewis currently directs the investment of his Group 1 account balance among the same mutual funds that are available to participants in our NQDC Plan. Prior to 2024, decisions regarding the investment of his Group 1 account balance were the sole responsibility of our Investment and Administrative Committee. During this time, Group 1 assets were invested in a portfolio of mutual funds that were actively managed by the administrator of our grantor trust.

Group 2
Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan at that time (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis' benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Mr. Lewis can change this distribution election in the same way he can change his Group 1 distribution election. Prior to 2024, decisions regarding the investment of the Group 2 assets were the sole responsibility of our Investment and Administrative Committee. During this time, the Group 2 assets were invested in one of the asset allocation funds managed by the administrator of our grantor trust. In 2024, we transferred responsibility for investment decisions to each of the Group 2 participants, including Mr. Lewis. Following this change, participants direct the investment of their Group 2 account balances among the same mutual funds that are available to participants in our NQDC Plan.
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
The ultimate benefit to a participant is based solely on the contributions that we make on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 5 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification, or termination may reduce the then vested account balance of any participant. If a vested executive retires or is terminated, that executive’s Group 5 account balance will be paid in either a lump sum distribution within 30 days following the last day of the month in which the participant’s separation occurred or annual installment payments over periods ranging from 2 to 10 years based on that participant’s preexisting election. Upon a separation of service due to a disability, the participant’s Group 5 account balance will be paid at that time in either a lump sum distribution within 30 days following the last day of the month in which the participant’s separation occurred or annual installment payments over periods ranging from 2 to 10 years based on the participant’s preexisting election. If a participant were to die, his or her Group 5 SERP account would be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Each participant directs the investment of his or her Group 5 account balance among the same mutual funds that are available to participants in our NQDC Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2024 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2024, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the employment agreement with Ms. Chapman was recently extended through December 31, 2025 and the employment agreement with Mr. Bhasin will soon be extended through March 23, 2026.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2024 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2022 EIP and 2023 EIP, to receive (in early 2026 and early 2027, respectively), his or her 2022 EIP Deferred Award and 2023 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2024 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027).

Name	Accrued/Unused Vacation as of 12/31/24 ($)	Undiscounted Value of Base Salary Continuation ($)	2024 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2022 EIP Deferred Award ($)	2023 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	102,610	1,067,148	1,040,018	28,765	2,238,541	451,876	582,072	3,272,489
Brehan Chapman	25,197	419,286	292,938	16,773	754,194	122,592	170,544	1,047,330
If Mr. Bhasin's employment with us had been involuntarily terminated without cause as of December 31, 2024 and the termination had occurred within 12 months following a reorganization of the Bank (as defined in the SERP), he would have been entitled to receive his SERP account balance of $320,698 in addition to his total termination benefit resulting from a Triggering Event other than a reduction in force.
If our employment of Mr. Bhasin had been terminated on December 31, 2024 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $2,496,595 comprised of the following: (i) his accrued/unused vacation ($102,610); (ii) his base salary for one month ($88,929); (iii) his 2024 non-equity incentive plan compensation comprised of the 2024 EIP Current Award and 2021 EIP Deferred Award ($1,040,018); (iv) his 2022 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2023 through December 31, 2024 ($426,298); (v) his 2023 EIP Deferred Award with interest at 6 percent for the period from January 1, 2024 through December 31, 2024 ($518,042); and (vi) his SERP account balance ($320,698). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2024 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If Ms. Chapman's employment with us had been involuntarily terminated without cause as of December 31, 2024 and the termination had occurred within 12 months following a reorganization of the Bank (as defined in the SERP), she would have been entitled to receive her SERP account balance of $72,236 in addition to her total termination benefit resulting from a Triggering Event other than a reduction in force.
If our employment of Ms. Chapman had been terminated on December 31, 2024 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $692,749 comprised of the following: (i) her accrued/unused vacation ($25,197); (ii) her base salary for one month ($34,941); (iii) her 2024 non-equity incentive plan compensation comprised of the 2024 EIP Current Award and 2021 EIP Deferred Award ($292,938); (iv) her 2022 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2023 through December 31, 2024 ($115,653); (v) her 2023 EIP Deferred Award with interest at 6 percent for the period from January 1, 2024 through December 31, 2024 ($151,784); and (vi) her SERP account balance ($72,236). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2024 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2024, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2024 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to a minimum of two week's severance pay and a maximum of one year's severance pay plus the continuation of certain employee benefits for the length of the severance period. In no event may the severance benefit paid to any senior officer under our RIF Policy exceed the amount permitted by the Finance Agency in its discretion. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit is paid in cash to the employee upon termination. Employees are eligible to continue their pre-existing participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in the table below, these amounts are presented in the column entitled "Undiscounted Value of Health Care Benefits Continuation").
Any employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
As of December 31, 2024, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. In addition, under the terms of our 2022 and 2023 EIPs, the executives would have been entitled to receive their 2022 and 2023 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. Further, Mr. Lewis would have been entitled to receive his SERP account balances, as he was fully vested in those accounts. Messrs. Madhavan and Pan would have been entitled to receive their SERP account balances only in the event they had been involuntarily terminated by us without cause within 12 months following a reorganization of the Bank (as defined in the SERP). The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2024 if a RIF Policy Triggering Event had occurred on that date. For the 2022 EIP Deferred Awards (payable in early 2026) and 2023 EIP Deferred Awards (payable in early 2027), the amounts presented in the table include interest at 6 percent compounded annually over the three-year deferral performance periods. None of these executives would have been entitled to receive their 2024 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027).

Name	Accrued/Unused Vacation as of 12/31/24 ($)	Undiscounted Value of Base Salary Continuation ($)	2024 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	SERP ($) (1)	2022 EIP Deferred Award ($)	2023 EIP Deferred Award ($)	Total Termination Benefit ($)
Tom Lewis	45,617	474,416	331,455	16,378	45,617	623,838	138,712	192,967	1,869,000
Kalyan Madhavan	58,128	604,529	486,970	28,878	58,128	—	206,404	285,211	1,728,248
Jibo Pan	45,831	476,642	383,952	28,878	45,831	—	162,740	224,875	1,368,749
__________________________________
(1)Amounts reflect the vested balances in Mr. Lewis' Group 1, Group 2 and Group 5 SERP accounts. Mr. Lewis' Group 1 SERP account ($522,593) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($19,512) would have been payable to him as a lump sum upon his termination. His Group 5 SERP account ($81,733) would have been payable to him in three annual installments.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and a lump sum payment for the loss of future vacation benefits). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2022 and 2023 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2022 or 2023 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2024 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2024 non-equity incentive plan compensation comprised of the 2024 EIP Current Award and 2021 EIP Deferred Award; (iii) his 2022 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2023 through December 31, 2024; (iv) his 2023 EIP Deferred Award with interest at 6 percent for the period from January 1, 2024 through December 31, 2024; and (v) his SERP account balance. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $1,303,510, $1,105,806 and $871,875, respectively. These amounts would have been payable no later than March 15, 2025, except for the SERP account balances. In the event of an executive's disability, his SERP account balance would be paid in either a lump sum or installments based on his preexisting election. In the event of an executive's death, his SERP account balance would be paid in a lump sum within 90 days of his death. A termination due to the executive's death or disability would trigger the payment of the 2024 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027).
If on December 31, 2024: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2024 EIP Current Award, the 2021 EIP Deferred Award, the 2022 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2023 through December 31, 2024) and the 2023 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2024 through December 31, 2024) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $634,055, $935,528 and $737,619, respectively. The payment of the 2024 EIP Deferred Award would be triggered only if the Significant Transaction occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027).
In the event the 2024 EIP Current Award, the 2021 EIP Deferred Award, the 2022 EIP Deferred Award and the 2023 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2021, 2022, 2023 and 2024 EIPs to receive $1,984,358 and $560,375, respectively, on December 31, 2024 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2024 EIP Current Award and 2021 EIP Deferred Award in addition to their 2022 and 2023 Deferred Awards with interest at 6 percent compounded annually through December 31, 2024 (based on the assumption that the applicable safety and soundness goals had been met). The payment of the 2024 EIP Deferred Award would be triggered only if the Significant Transaction occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027).

Other
If any of our named executive officers had voluntarily retired on December 31, 2024, the executive would have been entitled to receive: (i) his or her accrued/unused vacation and (ii) his or her 2024 non-equity incentive plan compensation comprised of the 2024 EIP Current Award and 2021 EIP Deferred Award. If Mr. Bhasin, Mr. Lewis or Mr. Madhavan had voluntarily retired on December 31, 2024, he would also have been entitled to receive his 2022 Deferred Award and his 2023 Deferred Award in early 2026 and early 2027, respectively (following completion of the three-year deferral performance period that is applicable to each award). To qualify for this retirement benefit, an executive must have attained age 55 and have at least 10 years of service with us. Mr. Bhasin, Mr. Lewis or Mr. Madhavan would not have been entitled to receive his 2024 Deferred Award because his retirement, if it occurred on December 31, 2024, would not have occurred during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2025 through December 31, 2027). Mr. Pan and Ms. Chapman did not meet the requirements for this retirement benefit as of December 31, 2024.
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
We also sponsor a retirement benefits program that includes health care and minimal life insurance benefits for a limited group of eligible retirees. None of our named executive officers are eligible to receive subsidized retiree health care benefits. Other than Mr. Madhavan, all of our named executive officers had met the eligibility requirement to receive this life insurance benefit as of December 31, 2024. Upon his or her retirement, each of these executives will receive $20,000 of life insurance. The annual cost of this insurance is currently $378 per enrolled retiree.
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

PAY RATIO
For 2024, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 13.6 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 110. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2024, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $185,954 and the total compensation of our President/CEO was $2,519,972, as shown in the Summary Compensation Table on page 106.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2024 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 220 full-time employees and 2 part-time employees. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. For the annual change in pension values, we calculated changes for each of the DB Plan Participants for whom the calculation could have impacted our determination of the median annual total compensation.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he or she determines are not reasonable. For 2024, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2024 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2024	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$156,277	$31,255
Vice Chairman of the Board	140,595	28,119
Chairmen of the Audit and Risk Management Committees	136,269	27,254
Chairmen of all other Board Committees	130,000	26,000
All other Directors	122,333	24,467

The following table sets forth the actual compensation earned by our directors in 2024. Two of the directors shown in the table, Tim H. Carter and W. Wesley Hoskins, no longer serve on our Board of Directors as their terms expired on December 31, 2024. All of the directors shown in the table served on our Board of Directors during all of 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. Fred Miller, Jr., Chairman in 2024	156,277	—	—	—	—	*	156,277
Sally I. Nelson, Vice Chairman in 2024	140,595	—	—	—	—	*	140,595
Karuna Annavajjala	122,333					*	122,333
Dorsey L. Baskin, Jr.	122,333	—	—	—	—	*	122,333
Dianne W. Bolen	130,000	—	—	—	—	*	130,000
Tim H. Carter	130,000	—	—	—	—	*	130,000
Albert C. Christman	136,269	—	—	—	—	*	136,269
Rufus Cormier, Jr.	122,333	—	—	—	—	*	122,333
James D. Goudge	130,000	—	—	—	—	*	130,000
W. Wesley Hoskins	130,000	—	—	—	—	*	130,000
Michael C. Hutsell	136,269	—	—	—	—	*	136,269
Lorraine Palacios	122,333	—	—	—	—	*	122,333
Christopher G. Palmer	122,333	—	—	—	—	*	122,333
Stephen Panepinto	122,333	—	—	—	—	*	122,333
Felipe A. Rael	122,333	—	—	—	—	*	122,333
Brett F. Seybold	122,333	—	—	—	—	*	122,333
_____________________________________
*    Our directors did not receive any other form of compensation in 2024 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,490 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,697,000 at December 31, 2024.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2024, 13 of our directors used these benefits to some extent at a total cost to us of $16,125. As no individual director was reimbursed more than $2,489 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2024, our directors’ Bank-related travel expenses totaled $158,271, not including the spousal travel and meal reimbursements described above.
For 2025, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2025 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees. For 2025, director fees are the same as they were for 2024.

	Annual Compensation Limit for 2025	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$156,277	$31,255
Vice Chairman of the Board	140,595	28,119
Chairmen of the Audit and Risk Management Committees	136,269	27,254
Chairmen of all other Board Committees	130,000	26,000
All other Directors	122,333	24,467

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2024 was, prior to or during 2024, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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

As of March 7, 2025, there were 38,298,277 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information as of that date with respect to shareholders that beneficially owned more than five percent of the Bank’s outstanding capital stock and other shareholders that were affiliated with those shareholders. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Charles Schwab Bank, SSB 3000 Schwab Way, Westlake, TX 76262	3,145,000	8.21%
Charles Schwab Premier Bank, SSB 3000 Schwab Way, Westlake, TX 76262	70,000	0.18%
Charles Schwab Trust Bank 3000 Schwab Way, Westlake, TX 76262	40,896	0.11%
The Charles Schwab Corporation 3000 Schwab Way, Westlake, TX 76262	3,255,896	8.50%

USAA Federal Savings Bank 10750 McDermott Fwy, San Antonio, TX 78288	2,809,965	7.34%
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	108,841	0.28%
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	80,386	0.21%
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	64,463	0.17%
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	35,810	0.09%
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	20,155	0.05%
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	9,769	0.03%
United Services Automobile Association (including the subsidiaries listed above) 9800 Fredericksburg Road, San Antonio, TX 78288	3,129,389	8.17%

American General Life Insurance Company 2727 Allen Parkway Suite A, Houston, TX 77019	2,084,064	5.44%
The Variable Annuity Life Insurance Company 2929 Allen Parkway, Houston, TX 77019	562,048	1.47%
Corebridge Financial, Inc. 2919 Allen Parkway, Woodson Tower, Houston, TX 77019	2,646,112	6.91%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 7, 2025, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
USAA Federal Savings Bank 10750 McDermott Fwy, San Antonio, TX 78288	Brett F. Seybold	2,809,965	7.34%
TexasBank 400 Fisk Street, Brownwood, TX 76801	J. Mark Riebe	112,237	*
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	108,841	*
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	80,386	*
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	64,463	*
First Security Bank 314 North Spring Street, Searcy, AR 72143	Michael C. Hutsell	50,523	*
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	35,810	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	29,116	*
Austin Bank, Texas National Association 200 E. Commerce Street, Jacksonville, TX 75766	Jeff Austin III	22,158	*
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	20,155	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Albert C. Christman	16,752	*
First State Bank 130 East Corsicana Street, Athens, TX 75751	Jeff Austin III	16,500	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Pioneer Bank 3000 North Main Street, Roswell, NM 88201	Christopher G. Palmer	12,166	*
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	9,769	*
Capital Bank 10304 I-10 East, Houston, TX 77029	Jeff Austin III	3,393	*
Hope Enterprise Corporation 4 Old River Place, Jackson, MS 39202	A. Fred Miller, Jr.	1,325	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	1,028	*

All Directors’ Financial Institutions as a group		3,409,123	8.90%
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
Since January 1, 2024, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2024, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2024.

As of December 31, 2024 and 2023, advances outstanding to Directors’ Financial Institutions aggregated $6.764 billion and $0.399 billion, respectively, representing 9.9 percent and 0.5 percent, respectively, of our total outstanding advances as of those dates. The increase in advances outstanding to Directors' Financial Institutions between December 31, 2023 and December 31, 2024 largely reflects changes in the composition of the Bank's Board of Directors on January 1, 2024.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Dorsey L. Baskin, Jr., Rufus Cormier, Jr., Michael C. Hutsell, A. Fred Miller, Jr., Sally I. Nelson, Christopher G. Palmer and Brett F. Seybold, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Tim H. Carter served on our Audit Committee during 2024 and was independent under the Finance Agency's criteria. Mr. Carter's term expired on December 31, 2024.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as was Tim H. Carter, who served as an Audit Committee member during 2024. Mr.Carter's term expired on December 31, 2024.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Jeff Austin III, Albert C. Christman, James D. Goudge, Michael C. Hutsell, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto, J. Mark Riebe and Brett F. Seybold. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Tim H. Carter and W. Wesley Hoskins, each of whom served on our Board of Directors during 2024. The terms of Mr. Carter and Mr. Hoskins expired on December 31, 2024.
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
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Michael C. Hutsell, A. Fred Miller, Jr, Christopher G. Palmer and Brett F. Seybold) is independent under the NYSE standards for audit committees. Additionally, in 2024, Tim H. Carter served on our Audit Committee. Our Board of Directors determined that Mr. Carter, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Carter no longer serves on our Board of Directors as his term expired on December 31, 2024.
Our Board of Directors determined that Dorsey L. Baskin, Jr., Rufus Cormier, Jr. and Sally I. Nelson, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2024 and 2023 by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2024	2023
Audit fees	$1,405	$1,001
Audit-related fees	29	134
Tax fees	—	—
All other fees	—	30
Total fees	$1,434	$1,165

In 2024 and 2023, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2024, the fees associated with audit-related services were for planning and some review procedures that were performed by PwC relating to a Bank-requested ESG reporting attestation that the Bank ultimately decided to halt as a cost-saving measure, as well as discussions regarding miscellaneous accounting-related matters. In 2023, the fees associated with audit-related services were for an ESG reporting attestation and discussions regarding miscellaneous accounting-related matters.
All other fees in 2023 were for a subscription to the ESG content within PwC’s upskilling product.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2024 and 2023, the Bank was assessed $69,000 and $65,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2024 and 2023 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*
10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 14, 2023 (incorporated by reference to Exhibit 10.13 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*
10.19    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.20    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.21    2022 Executive Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
10.22    2023 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).*
10.23    2024 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*
10.24    2025 Executive Incentive Plan.
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
19.1    Policy: Blackout Periods for Member Purchases or Bank Repurchases of the Bank's Capital Stock.
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

Federal Home Loan Bank of Dallas
March 21, 2025	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2025.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Fred Miller, Jr.
A. Fred Miller, Jr.
Chairman of the Board of Directors

/s/ Sally I. Nelson
Sally I. Nelson
Vice Chairman of the Board of Directors

/s/ Karuna Annavajjala
Karuna Annavajjala
Director

Jeff Austin III
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

J. Mark Riebe
Director

/s/ Brett F. Seybold
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2024 and 2023, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 14 and 17 to the financial statements, the Bank uses derivatives to manage its exposure to changes in interest rates and to reduce funding costs, among other things. The total notional amount of derivatives as of December 31, 2024 was $144 billion, of which 73% were designated as hedging instruments, and the net estimated fair value of derivative assets and liabilities as of December 31, 2024 was $17 million and $18 million, respectively. The fair values of interest-rate derivatives and hedged items are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. The pricing model uses inputs observable in the market, such as interest rate curves and volatility assumptions.

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
March 21, 2025
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$14,945	$49,885
Interest-bearing deposits (Notes 8, 9 and 19)	2,518,541	2,297,225
Securities purchased under agreements to resell (Notes 8, 9 and 13)	22,250,000	14,750,000
Federal funds sold (Notes 8, 9, 19 and 20)	6,520,000	6,368,000
Trading securities (Notes 3 and 8) ($50,515 and $67,284 pledged at December 31, 2024 and 2023, respectively, which could not be rehypothecated)	3,227,844	1,271,943
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($557,863 and $821,812 pledged at December 31, 2024 and 2023, respectively, of which $507,191 and $767,368, respectively, could be rehypothecated)	19,000,251	17,690,722
Held-to-maturity securities (b) (Notes 5, 8 and 9)	224,250	253,302
Advances (Notes 6, 8, 9 and 19)	67,743,248	79,951,855
Mortgage loans held for portfolio, net of allowance for credit losses of $7,187 and $7,768 at December 31, 2024 and 2023, respectively (Notes 7, 8, 9 and 19)	5,764,053	5,088,642
Accrued interest receivable (Note 8)	361,067	426,243
Premises and equipment, net	13,087	14,449
Derivative assets (Notes 13 and 14)	17,445	17,604
Other assets (including $20,007 and $16,546 of securities held at fair value at December 31, 2024 and 2023, respectively)	70,317	84,742
TOTAL ASSETS	$127,725,048	$128,264,612

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19) (including $1 of non-interest bearing deposits at December 31, 2024 and 2023)	$1,734,508	$1,427,843
Consolidated obligations (Note 11)
Discount notes	21,637,276	8,598,022
Bonds	96,215,218	109,536,207
Total consolidated obligations	117,852,494	118,134,229
Mandatorily redeemable capital stock (Note 15)	181	506
Accrued interest payable	673,963	883,353
Affordable Housing Program (Note 12)	198,801	150,431
Derivative liabilities (Notes 13 and 14)	18,306	21,575
Other liabilities (Notes 3 and 4)	51,134	387,455
Total liabilities	120,529,387	121,005,392
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 14,233,872 and 15,107,202 at December 31, 2024 and 2023, respectively	1,423,387	1,510,720
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 27,446,564 and 32,266,682 at December 31, 2024 and 2023, respectively	2,744,656	3,226,668
Total Class B Capital Stock	4,168,043	4,737,388
Retained earnings
Unrestricted	2,198,522	1,907,882
Restricted	650,426	505,101
Total retained earnings	2,848,948	2,412,983
Accumulated other comprehensive income (Note 21)	178,670	108,849
Total capital	7,195,661	7,259,220
TOTAL LIABILITIES AND CAPITAL	$127,725,048	$128,264,612
_______________________________________
(a)Amortized cost: $18,874,946 and $17,640,544 at December 31, 2024 and 2023, respectively.
(b)Fair values: $221,282 and $247,126 at December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
INTEREST INCOME
Advances	$4,322,127	$5,734,400	$1,070,013
Prepayment fees on advances, net	4,376	7,130	9,199
Interest-bearing deposits	205,686	288,828	69,064
Securities purchased under agreements to resell	224,333	384,683	14,086
Federal funds sold	645,006	709,116	165,004
Trading securities	120,334	11,568	11,782
Available-for-sale securities	1,142,299	993,496	397,823
Held-to-maturity securities	13,733	15,421	8,734
Mortgage loans held for portfolio	227,938	177,541	119,040
Other	167	—	—
Total interest income	6,905,999	8,322,183	1,864,745

INTEREST EXPENSE
Consolidated obligations
Bonds	5,088,620	5,453,341	888,774
Discount notes	841,740	1,775,820	470,740
Deposits	81,657	71,267	23,523
Mandatorily redeemable capital stock	54	406	169
Other borrowings	24	533	126
Total interest expense	6,012,095	7,301,367	1,383,332

NET INTEREST INCOME	893,904	1,020,816	481,413
Provision for credit losses	2,312	2,903	1,741

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	891,592	1,017,913	479,672

OTHER INCOME (LOSS)
Service fees	2,012	3,191	3,137
Net gains (losses) on trading securities	(7,550)	12,009	(19,011)
Net gains (losses) on derivatives and hedging activities	41,737	30,694	(22,816)
Net gains (losses) on other assets carried at fair value	2,346	2,075	(2,073)
Realized gains on sales of held-to-maturity securities	—	1,081	127
Gains on early extinguishment of debt	—	23,396	—
Letter of credit fees	23,195	18,011	13,230
Other, net	2,063	1,261	1,960
Total other income (loss)	63,803	91,718	(25,446)

OTHER EXPENSE
Compensation and benefits	61,496	65,254	48,278
Other operating expenses	50,406	48,118	38,611
Finance Agency	12,666	9,478	7,196
Office of Finance	7,421	7,637	5,596
Voluntary grants, donations and Affordable Housing Program contributions	14,663	5,343	798
Derivative clearing fees	1,374	2,144	1,234
Total other expense	148,026	137,974	101,713

INCOME BEFORE ASSESSMENTS	807,369	971,657	352,513

Affordable Housing Program assessment	80,742	97,206	35,268

NET INCOME	$726,627	$874,451	$317,245
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
NET INCOME	$726,627	$874,451	$317,245
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	75,127	(56,874)	(134,008)
Unrealized gains on cash flow hedges	26,346	8,612	126,793
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(31,584)	(28,717)	5,711
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	3,338	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	90	1,057
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	20	20	21
Actuarial gain (loss)	—	(43)	281
Amortization of net actuarial gain included in net periodic benefit cost/credit	(88)	(103)	(99)
Total other comprehensive income (loss)	69,821	(73,677)	(244)
TOTAL COMPREHENSIVE INCOME	$796,448	$800,774	$317,001

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2022	12,818	$1,281,814	9,107	$910,690	$1,291,656	$266,761	$1,558,417	$182,770	$3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	21,334	2,133,377	(21,334)	(2,133,377)	—	—	—	—	—
Proceeds from sale of capital stock	204	20,410	39,713	3,971,267	—	—	—	—	3,991,677
Repurchase/redemption of capital stock	(22,300)	(2,229,965)	—	—	—	—	—	—	(2,229,965)
Shares reclassified to mandatorily redeemable capital stock	(110)	(11,051)	—	—	—	—	—	—	(11,051)
Comprehensive income (loss)
Net income	—	—	—	—	253,796	63,449	317,245	—	317,245
Other comprehensive loss	—	—	—	—	—	—	—	(244)	(244)
Dividends on capital stock
Cash	—	—	—	—	(243)	—	(243)	—	(243)
Mandatorily redeemable capital stock	—	—	—	—	(33)	—	(33)	—	(33)
Stock	409	40,940	—	—	(40,940)	—	(40,940)	—	—

BALANCE, DECEMBER 31, 2022	12,355	1,235,525	27,486	2,748,580	1,504,236	330,210	1,834,446	182,526	6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	49,513	4,951,284	(49,513)	(4,951,284)	—	—	—	—	—
Proceeds from sale of capital stock	153	15,299	54,294	5,429,372	—	—	—	—	5,444,671
Repurchase/redemption of capital stock	(49,835)	(4,983,489)	—	—	—	—	—	—	(4,983,489)
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,489)	—	—	—	—	—	—	(3,489)
Comprehensive income (loss)
Net income	—	—	—	—	699,560	174,891	874,451	—	874,451
Other comprehensive loss	—	—	—	—	—	—	—	(73,677)	(73,677)
Dividends on capital stock
Cash	—	—	—	—	(267)	—	(267)	—	(267)
Mandatorily redeemable capital stock	—	—	—	—	(57)	—	(57)	—	(57)
Stock	2,956	295,590	—	—	(295,590)	—	(295,590)	—	—

BALANCE, DECEMBER 31, 2023	15,107	1,510,720	32,267	3,226,668	1,907,882	505,101	2,412,983	108,849	7,259,220
Net transfers of shares between Class B-1 and Class B-2 Stock	36,095	3,609,489	(36,095)	(3,609,489)	—	—	—	—	—
Proceeds from sale of capital stock	101	10,148	31,275	3,127,477	—	—	—	—	3,137,625
Repurchase/redemption of capital stock	(39,964)	(3,996,449)	—	—	—	—	—	—	(3,996,449)
Shares reclassified to mandatorily redeemable capital stock	(9)	(905)	—	—	—	—	—	—	(905)
Comprehensive income
Net income	—	—	—	—	581,302	145,325	726,627	—	726,627
Other comprehensive income	—	—	—	—	—	—	—	69,821	69,821
Dividends on capital stock
Cash	—	—	—	—	(262)	—	(262)	—	(262)
Mandatorily redeemable capital stock	—	—	—	—	(16)	—	(16)	—	(16)
Stock	2,904	290,384	—	—	(290,384)	—	(290,384)	—	—
BALANCE, DECEMBER 31, 2024	14,234	$1,423,387	27,447	$2,744,656	$2,198,522	$650,426	$2,848,948	$178,670	$7,195,661
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$726,627	$874,451	$317,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	8,471	(42,732)	278,644
Concessions on consolidated obligations	5,930	6,859	5,312
Premises, equipment and computer software costs	2,666	3,924	4,786
Non-cash interest on mandatorily redeemable capital stock	55	407	167
Provision for credit losses	2,312	2,903	1,741
Net losses (gains) on trading securities	7,550	(12,009)	19,011
Net change in derivatives and hedging activities	(7,365)	(571,182)	1,345,063
Gains on early extinguishment of debt	—	(23,396)	—
Net losses (gains) on other assets carried at fair value	(2,346)	(2,075)	2,073
Gains on sales of held-to-maturity securities	—	(1,081)	(127)
Decrease (increase) in accrued interest receivable	67,694	(132,183)	(206,938)
Decrease (increase) in other assets	19,845	(24,356)	(9,385)
Increase in Affordable Housing Program (AHP) liability	48,370	73,637	16,661
Increase (decrease) in accrued interest payable	(209,070)	576,111	234,250
Increase (decrease) in other liabilities	(39,436)	14,111	30,879
Total adjustments	(95,324)	(131,062)	1,722,137
Net cash provided by operating activities	631,303	743,389	2,039,382

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	306,175	1,611,062	(3,614,478)
Net increase in securities purchased under agreements to resell	(7,500,000)	(2,550,000)	(1,550,000)
Net decrease (increase) in federal funds sold	(152,000)	3,416,000	(5,003,000)
Purchases of trading securities	(7,142,715)	(1,915,833)	(8,598,654)
Proceeds from maturities of trading securities	525,000	1,000,000	3,276,300
Proceeds from sales of trading securities	4,539,147	—	5,321,059
Purchases of available-for-sale securities	(3,373,039)	(3,145,472)	(3,529,004)
Principal collected on available-for-sale securities	1,829,652	648,034	2,386,190
Principal collected on held-to-maturity securities	28,895	36,830	179,912
Proceeds from sales of held-to-maturity securities	—	29,025	100,365
Net decrease (increase) in advances	12,152,412	(10,823,789)	(45,024,498)
Principal collected on mortgage loans held for portfolio	436,625	340,401	504,846
Purchases of mortgage loans held for portfolio	(1,119,351)	(1,043,930)	(1,423,229)
Purchases of premises, equipment and computer software	(5,295)	(4,836)	(3,663)
Net cash provided by (used in) investing activities	525,506	(12,402,508)	(56,977,854)

	For the Years Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities, including swap collateral held	462,268	118,896	(258,993)
Net receipts on derivative contracts with financing elements	35,043	32,093	242,265
Net proceeds from issuance of consolidated obligations
Discount notes	158,687,870	383,755,584	165,787,516
Bonds	136,533,773	139,358,781	43,405,574
Debt issuance costs	(6,762)	(6,854)	(5,729)
Proceeds from assumption of debt from other Federal Home Loan Bank	—	999,987	—
Payments for maturing and retiring consolidated obligations
Discount notes	(145,693,629)	(421,401,925)	(130,763,925)
Bonds	(150,349,925)	(91,625,399)	(25,734,225)
Proceeds from issuance of capital stock	3,137,625	5,444,671	3,991,677
Proceeds from issuance of mandatorily redeemable capital stock	—	—	13
Payments for redemption of mandatorily redeemable capital stock	(1,301)	(10,900)	(10,468)
Payments for repurchase/redemption of capital stock	(3,996,449)	(4,983,489)	(2,229,965)
Cash dividends paid	(262)	(267)	(243)
Net cash provided by (used in) financing activities	(1,191,749)	11,681,178	54,423,497

Net increase (decrease) in cash and cash equivalents	(34,940)	22,059	(514,975)
Cash and cash equivalents at beginning of the year	49,885	27,826	542,801
Cash and cash equivalents at end of the year	$14,945	$49,885	$27,826

Supplemental disclosures
Interest paid	$6,091,969	$6,921,366	$861,972
AHP payments, net	$34,111	$23,569	$18,607
Stock dividends issued	$290,384	$295,590	$40,940
Dividends paid through issuance of mandatorily redeemable capital stock	$16	$57	$33
Capital stock reclassified to mandatorily redeemable capital stock	$905	$3,489	$11,051
Right-of-use assets acquired by lease	$1,709	$79	$139

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (as amended, the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance and Community Development Financial Institutions ("CDFIs") that are certified under the Community Development Banking and Financial Institutions Act of 1994 may apply for membership in the Bank. All members must purchase stock in the Bank. Housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required or allowed to hold capital stock.
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
Segments. The Bank engages in business activities to provide funding and services to its members. The Bank manages these operations as one operating segment. All of the Bank's revenues are derived from U.S. operations. As discussed above, the Bank’s primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from members. In addition, the Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. The Bank's primary source of funding is the issuance of consolidated obligations in the capital markets. The Bank’s net income is largely attributable to the difference between the interest income earned on advances, mortgage loans and investments, and the interest expense paid on consolidated obligations and other sources of funding. The Bank manages risk and monitors financial performance across the entire enterprise. The Bank's chief operating decision maker ("CODM") is the President and Chief Executive Officer. The CODM assesses performance and allocates resources based primarily on net interest income and net income (as reported in the Bank’s statements of income). These measures are used for benchmarking to other FHLBanks and to monitor budget versus actual results. Other items, including significant expenses, reported to the CODM include, and are limited to, those as reported in the Bank’s statements of condition and statements of income. See Note 6 for information regarding major customers.

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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2024 and 2023, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $6,022,000 and $5,051,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.
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
Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2024 and 2023, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $27,374,000 and $29,327,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,571,000, $1,472,000 and $1,526,000 during the years ended December 31, 2024, 2023 and 2022, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
 Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2024 and 2023, the Bank had $13,203,000 and $9,211,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $13,351,000, $12,968,000 and $13,473,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Included in these total software costs was amortization of $1,095,000, $2,452,000 and $3,260,000, respectively.
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
Affordable Housing Program. The FHLB Act requires each FHLBank to establish and fund an Affordable Housing Program (“AHP”). The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank makes AHP funds available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. In addition, beginning January 1, 2024, the Bank also makes voluntary contributions to its AHP. See Note 12 for additional information.
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
Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $3,147,000 and $2,314,000 at December 31, 2024 and 2023, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $2,896,000, $2,584,000 and $1,090,000 during the years ended December 31, 2024, 2023 and 2022, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $3,034,000, $4,275,000 and $4,222,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Note 2— Recently Issued Accounting Guidance
Reference Rate Reform. On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provided optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria were met. These transactions included: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity.
As amended by ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which is discussed below, ASU 2020-04 was effective from March 12, 2020 through December 31, 2024. An entity could have elected to adopt the amendments for contract modifications as of any date from the beginning of an interim period that included or was subsequent to March 12, 2020, or prospectively from a date within an interim period that included or was subsequent to March 12, 2020, up to the date that the financial statements were available to be issued. An entity could have elected to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that included March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that included March 12, 2020 through December 31, 2024. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity could have been made at any time after March 12, 2020 but no later than December 31, 2024.
On January 7, 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarified that an entity could elect to apply the optional expedients and exceptions in ASU 2020-04 for contract modifications and hedge accounting to derivative instruments that used an interest rate for margining, discounting or contract price alignment that was modified as a result of reference rate reform. An entity could have elected to apply the amendments in ASU 2021-01 on a full retrospective basis as of any date from the beginning of an interim period that included or was subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that included or was subsequent to January 7, 2021, up to the date the financial statements were available to be issued. The amendments in ASU 2021-01 (as amended by ASU 2022-06) do not apply to contract modifications made after December 31, 2024, new hedging relationships entered into after December 31, 2024, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2024, except for hedging relationships existing as of December 31, 2024 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2024).
On December 21, 2022, the FASB issued ASU 2022-06, which deferred the sunset dates of the optional expedients and exceptions in ASU 2020-04 and ASU 2021-01 from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief available under those ASUs.
In October 2020, the third-party central clearinghouses with which the Bank transacts transitioned to the use of the Secured Overnight Financing Rate ("SOFR") for margining, discounting and contract price alignment. The Bank elected to retroactively apply the optional expedients and exceptions in ASU 2021-01 to its derivative contracts that were affected by these changes.
During the six months ended June 30, 2023, the Bank modified all of its remaining clearinghouse-traded LIBOR-indexed derivatives (other than those which had either an expiration date or last LIBOR reset date prior to July 1, 2023) to reference SOFR and, in so doing, it elected to apply the optional expedients and exceptions provided by ASU 2020-04 in order to preserve existing hedging relationships. During the three months ended September 30, 2023, the Bank applied some of the expedients and exceptions provided in ASU 2020-04 to its remaining LIBOR-indexed bilateral derivative contracts that fell back to SOFR during that period. These modifications did not have a material impact on the Bank's financial position or results of operations. The Bank did not apply any of the expedients or exceptions provided in ASU 2020-04 after September 30, 2023.
Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 modifies the reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses. In addition, ASU 2023-07: (i) enhances interim disclosure requirements, (ii) clarifies the circumstances in which an entity can disclose multiple measures of a segment’s profit or loss, (iii) provides new segment disclosure requirements for public entities with a single reportable segment, and (iv) requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 are to be applied retrospectively to all prior periods presented in the financial statements.
The Bank adopted ASU 2023-07 on January 1, 2024. The required disclosures are presented in Note 1 - Summary of Significant Accounting Policies. ASU 2023-07 did not impact the Bank's financial condition or results of operations.
Disaggregation of Income Statement Expenses. On November 4, 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of specified information about income statement expenses on an annual and interim basis in a tabular format in the footnotes to the financial statements.
ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.
The Bank will be required to provide the additional disclosures beginning with its financial statements for the year ended December 31, 2027. ASU 2024-03 will not impact the Bank's financial condition or results of operations.

Note 3—Trading Securities
 Trading securities as of December 31, 2024 and 2023 were comprised solely of U.S. Treasury Notes.
Included in the balance as of December 31, 2023 are U.S. Treasury Notes that were purchased but which had not yet settled as of that date. The aggregate amount due of $149,796,000 is included in other liabilities on the statement of condition at December 31, 2023.
Net gains (losses) on trading securities during the years ended December 31, 2024, 2023 and 2022 included changes in net unrealized holding gain (loss) of $(8,067,000), $12,009,000 and $(17,672,000) for securities that were held on December 31, 2024, 2023 and 2022, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$85,802	$14	$—	$85,816
GSE obligations	2,043,825	18,556	—	2,062,381
	2,129,627	18,570	—	2,148,197
GSE commercial MBS	16,745,319	122,295	15,560	16,852,054
Total	$18,874,946	$140,865	$15,560	$19,000,251
Available-for-sale securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$263,673	$494	$—	$264,167
GSE obligations	3,083,853	35,229	4,076	3,115,006
	3,347,526	35,723	4,076	3,379,173
GSE commercial MBS	14,293,018	59,940	41,409	14,311,549
Total	$17,640,544	$95,663	$45,485	$17,690,722
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $69,541,000 and $70,460,000 at December 31, 2024 and 2023, respectively. Included in the balance as of December 31, 2023 are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of that date. The aggregate amount due of $148,865,000 is included in other liabilities on the statement of condition at December 31, 2023.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses (all of which were GSE CMBS) as of December 31, 2024. The unrealized losses are aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Total	$2,292,380	$9,259	$541,789	$6,301	$2,834,169	$15,560

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2023. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$73,799	$4,076	$73,799	$4,076
GSE CMBS	5,224,152	26,892	851,318	14,517	6,075,470	41,409
Total	$5,224,152	$26,892	$925,117	$18,593	$6,149,269	$45,485

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2024 and 2023 are presented below (in thousands).

	December 31, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$682,430	$684,890	$1,256,186	$1,261,769
Due after one year through five years	1,406,606	1,421,522	1,967,570	1,991,058
Due after five years through ten years	40,591	41,785	123,770	126,346
	2,129,627	2,148,197	3,347,526	3,379,173
GSE CMBS	16,745,319	16,852,054	14,293,018	14,311,549
Total	$18,874,946	$19,000,251	$17,640,544	$17,690,722

Interest Rate Payment Terms. At December 31, 2024 and 2023, all of the Bank’s available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. During the years ended December 31, 2024, 2023 and 2022, there were no sales of available-for-sale securities.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE residential MBS	$224,250	$142	$3,110	$221,282

Held-to-maturity securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debenture	$374	$1	$—	$375
GSE residential MBS	252,928	55	6,232	246,751
Total	$253,302	$56	$6,232	$247,126
In the tables above, amortized cost includes premiums and discounts. Amortized cost excludes accrued interest of $311,000 and $404,000 at December 31, 2024 and 2023, respectively.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2024 and 2023 are presented below (in thousands).

	December 31, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures due in one year or less	$—	$—	$374	$375
GSE residential MBS	224,250	221,282	252,928	246,751
Total	$224,250	$221,282	$253,302	$247,126

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $214,000 and $57,000 at December 31, 2024 and 2023, respectively.

Interest Rate Payment Terms. At December 31, 2024 and 2023, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2024 or 2023.
Sales of Securities. There were no sales of held-to-maturity securities during the year ended December 31, 2024. During the year ended December 31, 2023, the Bank sold all of its non-agency residential MBS investments. At the time of the sale, the amortized cost of the securities (determined by the specific identification method) was $27,944,000. Proceeds from the sales totaled $29,025,000, resulting in realized gains of $1,081,000. During the year ended December 31, 2022, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $100,238,000. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of the securities sold during 2023 and 2022, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
Redemption Terms. At December 31, 2024 and 2023, the Bank had advances outstanding at interest rates ranging from 0.46 percent to 6.46 percent and from 0.39 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2024		2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$537	4.75%	$—	—%
Due in one year or less	36,334,075	4.76	44,567,898	5.36
Due after one year through two years	7,082,753	4.39	4,689,293	4.40
Due after two years through three years	13,151,281	3.61	6,435,369	4.48
Due after three years through four years	5,836,481	4.55	12,535,123	3.58
Due after four years through five years	1,538,407	4.43	5,776,581	5.06
Due after five years through fifteen years	4,139,233	3.21	6,228,089	3.45
Due after fifteen years	25,428	2.49	28,254	2.39
Total par value	68,108,195	4.38%	80,260,607	4.78%
Deferred net prepayment fees	(2,147)		(3,079)
Commitment fees	—		(32)
Hedging adjustments	(362,800)		(305,641)
Total	$67,743,248		$79,951,855
Advances presented in the table above exclude accrued interest of $218,251,000 and $295,802,000 at December 31, 2024 and 2023, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At December 31, 2024 and 2023, the Bank had aggregate prepayable and callable advances totaling $6,172,547,000 and $6,237,407,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.

The following table summarizes advances outstanding at December 31, 2024 and 2023, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2024	2023
Overdrawn demand deposit accounts	$537	$—
Due in one year or less	41,738,661	49,152,564
Due after one year through two years	6,249,281	4,125,832
Due after two years through three years	12,708,144	5,816,165
Due after three years through four years	2,273,484	12,279,074
Due after four years through five years	1,022,806	2,688,446
Due after five years	4,115,282	6,198,526
Total par value	$68,108,195	$80,260,607
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2024 and 2023, the Bank had putable advances outstanding totaling $4,581,750,000 and $5,130,000,000, respectively.
The following table summarizes advances at December 31, 2024 and 2023, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2024	2023
Overdrawn demand deposit accounts	$537	$—
Due in one year or less	40,090,825	48,325,898
Due after one year through two years	6,865,253	5,213,793
Due after two years through three years	13,314,614	6,415,369
Due after three years through four years	5,572,315	12,947,623
Due after four years through five years	1,858,740	5,416,331
Due after five years	405,911	1,941,593
Total par value	$68,108,195	$80,260,607
Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At December 31, 2024, the Bank had advances of $16,500,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 24.2 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $200,000,000 outstanding to Charles Schwab Premier Bank, an affiliate of Charles Schwab Bank SSB, which represented approximately 0.3 percent of total advances outstanding as of December 31, 2024. For the year ended December 31, 2024, interest income on advances to Charles Schwab Bank SSB, Charles Schwab Premier Bank and Charles Schwab Trust Bank (another affiliate of Charles Schwab Bank SSB) totaled $1,169,732,000 (27.1 percent of total interest income on advances), $40,771,000 (0.9 percent of total interest income on advances), and $958,000 (less than 0.1 percent of total interest income on advances), respectively. At December 31, 2023, the Bank had advances of $24,000,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 29.9 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $2,400,000,000 outstanding to Charles Schwab Premier Bank, which represented approximately 3.0 percent of total advances outstanding as of December 31, 2023. For the year ended December 31, 2023, interest income on advances to Charles Schwab Bank SSB and Charles Schwab Premier Bank totaled $1,541,626,000 (26.9 percent of total interest income on advances) and $269,274,000 (4.7 percent of total interest income on advances), respectively. At December 31, 2022, the Bank had advances of $10,000,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 14.4 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $2,400,000,000 outstanding to Charles Schwab Premier Bank, which represented approximately 3.5 percent of total advances outstanding as of December 31, 2022. For the year ended December 31, 2022, interest income on advances to Charles Schwab Bank SSB and Charles Schwab Premier Bank totaled $92,443,000 (8.7 percent of total interest income on advances) and $12,765,000 (1.2 percent of total interest income on advances), respectively. No other borrower represented more than 10 percent of advances outstanding at December 31, 2024, 2023 or 2022 or more than 10 percent of interest income on advances for the years ended December 31, 2024, 2023 or 2022. Collectively, interest income on advances to and service fees from Charles Schwab Bank SSB, Charles Schwab Premier Bank and Charles Schwab Trust Bank

represented approximately 17.5 percent, 21.7 percent and 5.6 percent of total interest income and fee income from customers for the years ended December 31, 2024, 2023 and 2022, respectively.
Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2024 and 2023 (in thousands):

	2024	2023
Fixed-rate
Due in one year or less	$35,504,018	$40,590,309
Due after one year	26,441,210	29,984,969
Total fixed-rate	61,945,228	70,575,278
Variable-rate
Due in one year or less	830,594	3,977,589
Due after one year	5,332,373	5,707,740
Total variable-rate	6,162,967	9,685,329
Total par value	$68,108,195	$80,260,607
At December 31, 2024 and 2023, 69 percent and 76 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2024, 2023 and 2022 were $1,652,000, $1,973,000 and $5,815,000, respectively. None of the gross advance prepayment fees received during the years ended December 31, 2024, 2023 or 2022 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the years ended December 31, 2024 and 2022, three and seven symmetrical prepayment advances, respectively, with aggregate par values of $14,898,000 and $42,153,000, respectively, were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $248,000 and $1,350,000, respectively, and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the year ended December 31, 2023.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2024 and 2023 for mortgage loans held for portfolio (in thousands):

	2024	2023
Fixed-rate medium-term* single-family mortgages	$101,243	$108,718
Fixed-rate long-term single-family mortgages	5,605,474	4,932,497
Premiums	75,590	66,823
Discounts	(18,152)	(18,730)
Deferred net derivative gains associated with mortgage delivery commitments	7,085	7,102
Total mortgage loans held for portfolio	5,771,240	5,096,410
Less: allowance for credit losses on mortgage loans	(7,187)	(7,768)
Total mortgage loans held for portfolio, net of allowance for credit losses	$5,764,053	$5,088,642
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $38,943,000 and $31,054,000 at December 31, 2024 and 2023, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2024 and 2023 was comprised of conventional loans totaling $5,702,174,000 and $5,035,553,000, respectively, and government-guaranteed/insured loans totaling $4,543,000 and $5,662,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2024, 2023 and 2022, mortgage loan interest income was reduced by CE fees totaling $2,558,000, $2,470,000 and $2,186,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2024, 2023 and 2022, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $9,000, $1,000 and $3,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Advances	$218,251	$295,802
Investment securities
Trading	24,048	9,734
Available-for-sale	69,541	70,460
Held-to-maturity	311	404
Mortgage loans held for portfolio	38,943	31,054
Interest-bearing deposits	6,531	9,425
Securities purchased under agreements to resell	2,643	6,530
Federal funds sold	786	2,834
Other	13	—
Total	$361,067	$426,243

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At December 31, 2024, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2024.
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
At December 31, 2024, the gross unrealized losses on the Bank’s available-for-sale and held-to-maturity securities were $15,560,000 and $3,110,000, respectively, all of which related to securities that are issued and guaranteed by GSEs.
As of December 31, 2024, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2024, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in August 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE MBS investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2024.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2024.
Financing Receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables which, for the Bank, includes off-balance sheet credit exposures to members. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other secured extensions of credit to members/borrowers, collectively referred to as “secured extensions of credit to members;” (2) government-guaranteed/insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio and (4) unsecured loans to members under voluntary community investment programs.
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
  Advances and Other Secured Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other secured extensions of credit to protect against losses. The Bank makes advances and otherwise extends secured credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2024 included all FDIC-insured institutions with average total assets as of December 31, 2023, 2022 and 2021 of less than $1.461 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other secured extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2024 or 2023.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At December 31, 2024 and 2023, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2024 and 2023, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2024 and 2023 (dollars in thousands).

	December 31, 2024
	Conventional Loans Originated Prior to 2020	Conventional Loans Originated in 2020-2024	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$15,786	$53,141	$68,927	$132	$69,059
60-89 days delinquent	4,308	11,069	15,377	11	15,388
90 days or more delinquent	8,451	22,292	30,743	47	30,790
Total past due	28,545	86,502	115,047	190	115,237
Total current loans	960,556	4,691,080	5,651,636	4,367	5,656,003
Total mortgage loans	$989,101	$4,777,582	$5,766,683	$4,557	$5,771,240

	December 31, 2023
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$7,926	$39,417	$47,343	$222	$47,565
60-89 days delinquent	2,796	14,736	17,532	15	17,547
90 days or more delinquent	4,261	10,915	15,176	62	15,238
Total past due	14,983	65,068	80,051	299	80,350
Total current loans	371,320	4,639,360	5,010,680	5,380	5,016,060
Total mortgage loans	$386,303	$4,704,428	$5,090,731	$5,679	$5,096,410

_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at December 31, 2024 and 2023 (dollars in thousands).

	December 31, 2024			December 31, 2023
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$3,758	$17	$3,775	$3,404	$19	$3,423
Serious delinquency rate (2)	0.5%	1.0%	0.5%	0.3%	1.1%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$47	$47	$—	$62	$62
Nonaccrual loans (4)	$38,603	$—	$38,603	$21,105	$—	$21,105
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2024.
The Bank's other assets included $1,339,000 and $705,000 of real estate owned at December 31, 2024 and 2023, respectively.
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During year ended December 31, 2024, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At December 31, 2024 and 2023, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at December 31, 2024 was $7,187,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$7,768	$4,865	$3,124
Provision (reversal) for credit losses	(581)	2,903	1,741
Balance, end of year	$7,187	$7,768	$4,865
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses. Under the SBB Program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members’ secondary, unsecured loans to small businesses. As these loans are offered separately from the Bank's advances, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. The Bank records a charge-off on an SBB loan when the loan becomes 180 days or more past due or when a member informs the Bank that the small business is unable to repay the member’s secondary loan, whichever occurs first. As of December 31, 2024 and 2023, SBB loans outstanding totaled $13,734,000 and $11,872,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on SBB loans during the year ended December 31, 2024 and 2023 (in thousands)

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$1,552	$1,255
Chargeoffs	(338)	(28)
Provision for credit losses	581	325	(*)
Balance, end of year	$1,795	$1,552
(*) The provision for credit losses on SBB loans was recorded in "other, net" in other income (loss) during 2023.
In addition, beginning in the fourth quarter of 2024, the Bank began originating loans under the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”), which was developed to provide long-term, unsecured loans to non-depository CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds under this volume-limited program include affordable housing and community investment activities. Similar to SBB loans, CANOPY loans are offered separately from the Bank's advances and, as such, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on CANOPY loans is calculated based on expected default rates for loans with similar credit risk profiles and the presumption of a total loss upon default. The Bank records a charge-off on a CANOPY loan when the loan becomes 180 days or more past due or when information becomes available indicating that the non-depository CDFI member will be unable to repay the loan, whichever occurs first. As of December 31, 2024, CANOPY loans outstanding totaled $14,452,000. CANOPY loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on CANOPY loans during the year ended December 31, 2024 (in thousands):

Year Ended December 31, 2024
Balance, beginning of year	$—
Provision for credit losses	2,312
Balance, end of year	$2,312

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 5.11 percent, 5.00 percent and 1.45 percent during 2024, 2023 and 2022, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Interest-bearing
Demand and overnight	$1,675,103	$1,404,355
Term	59,404	23,487
Non-interest bearing (other)	1	1
Total deposits	$1,734,508	$1,427,843

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.193 trillion and $1.204 trillion at December 31, 2024 and 2023, respectively. The Bank was the primary obligor on approximately $119.2 billion and $119.8 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2024 and 2023 (in thousands, at par value).

	2024	2023
Fixed-rate	$46,051,505	$69,150,410
Variable-rate SOFR-indexed	45,967,500	35,499,000
Step-up	5,257,000	6,445,750
Step-down	15,000	15,000
Total par value	$97,291,005	$111,110,160
At December 31, 2024 and 2023, 92 percent and 94 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2024 and 2023, by contractual maturity (dollars in thousands):

	2024		2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$66,286,470	4.24%	$79,593,685	4.99%
Due after one year through two years	12,410,545	1.94	8,366,470	3.25
Due after two years through three years	6,480,380	2.49	10,524,685	1.52
Due after three years through four years	2,464,430	3.37	6,076,530	2.39
Due after four years through five years	3,139,130	4.19	2,744,660	3.82
Due after five years	6,510,050	3.87	3,804,130	2.10
Total par value	97,291,005	3.78%	111,110,160	4.25%
Premiums	14,326		15,026
Discounts	(2,181)		(1,351)
Debt issuance costs	(3,147)		(2,314)
Hedging adjustments	(1,084,785)		(1,585,314)
Total	$96,215,218		$109,536,207
At December 31, 2024 and 2023, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2024	2023
Non-callable bonds	$59,224,045	$53,052,780
Callable bonds	38,066,960	58,057,380
Total par value	$97,291,005	$111,110,160
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2024 and 2023, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2024	2023
Due in one year or less	$88,764,430	$104,490,185
Due after one year through two years	4,307,685	2,362,870
Due after two years through three years	2,466,330	2,282,685
Due after three years through four years	1,014,430	1,218,630
Due after four years through five years	707,130	629,660
Due after five years	31,000	126,130
Total par value	$97,291,005	$111,110,160
     Discount Notes. At December 31, 2024 and 2023, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2024	$21,637,276	$21,859,382	4.44%
December 31, 2023	$8,598,022	$8,658,784	5.10%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2024, 2023 or 2022. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2024, 2023 or 2022.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 15) to reported income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants, which generally occur over periods up to four years and, in some cases, periods exceeding four years. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date/annual income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
The Bank makes loans and grants under various voluntary community investment programs. Overall, the income statement effects of these voluntary programs reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. Beginning January 1, 2024, the Bank contributes a make-whole amount to its AHP in the amount needed to fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects. These make-whole amounts are recorded in “Voluntary grants, donations and Affordable Housing Program contributions” in the statement of income and recognized as an increase in the Bank's AHP liability on the statement of condition.
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Balance, beginning of year	$150,431	$76,794	$60,133
AHP assessment	80,742	97,206	35,268
Voluntary AHP contributions	1,739	—	—
Grants funded, net of recaptured amounts	(34,111)	(23,569)	(18,607)
Balance, end of year	$198,801	$150,431	$76,794
Note 13—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2024 or 2023.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral (variation margin) is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. Prior to September 1, 2022, the Bank was subject only to variation margin requirements associated with its bilaterally traded derivatives. Under rules that took effect on September 1, 2022, the Bank became subject to initial margin requirements for bilaterally traded derivatives that are transacted on and after that date provided certain thresholds are met. During the period from September 1, 2022 through December 31, 2022, the Bank was not required to post any initial margin relating to its bilaterally traded derivatives. As further described in the table below, the Bank was required to post initial margin relating to its bilaterally traded derivatives during the years ended December 31, 2024 and 2023.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2024 and 2023 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2024

Assets

Derivatives
Bilateral derivatives	$820,192	$(806,580)	$13,612	$(2,698)	(2)	$10,914
Cleared derivatives	5,231	(1,398)	3,833	—		3,833
Total derivatives	825,423	(807,978)	17,445	(2,698)		14,747
Securities purchased under agreements to resell	22,250,000	—	22,250,000	(22,250,000)		—

Total assets	$23,075,423	$(807,978)	$22,267,445	$(22,252,698)		$14,747

Liabilities

Derivatives
Bilateral derivatives	$1,162,259	$(1,144,163)	$18,096	$—	(2)	$18,096
Cleared derivatives	1,594	(1,384)	210	(210)	(3)	—

Total liabilities	$1,163,853	$(1,145,547)	$18,306	$(210)		$18,096

December 31, 2023

Assets

Derivatives
Bilateral derivatives	$760,465	$(744,226)	$16,239	$(3,644)	(2)	$12,595
Cleared derivatives	7,775	(6,410)	1,365	—		1,365
Total derivatives	768,240	(750,636)	17,604	(3,644)		13,960
Securities purchased under agreements to resell	14,750,000	—	14,750,000	(14,750,000)		—

Total assets	$15,518,240	$(750,636)	$14,767,604	$(14,753,644)		$13,960

Liabilities

Derivatives
Bilateral derivatives	$1,780,309	$(1,767,740)	$12,569	$(1,061)	(2)	$11,508
Cleared derivatives	13,892	(4,886)	9,006	(9,006)	(3)	—

Total liabilities	$1,794,201	$(1,772,626)	$21,575	$(10,067)		$11,508

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At December 31, 2024 and 2023, the Bank had pledged excess non-cash collateral with fair values of $101,187,000 and $120,667,000, respectively, and the Bank had received excess non-cash collateral with fair values of $99,542,000 and $81,340,000, respectively, from its bilateral counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amounts needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $506,981,000 and $758,362,000 at December 31, 2024 and 2023, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2024, 2023 and 2022, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2024 and 2023 (in thousands).

	December 31, 2024			December 31, 2023
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$37,999,505	$81,352	$14,567	$52,539,282	$78,178	$70,360
Available-for-sale securities (1)	19,594,401	369,493	20,087	17,987,464	138,600	66,469
Consolidated obligation bonds (1)	46,586,960	121,385	1,127,720	70,233,175	258,148	1,654,346
Consolidated obligation discount notes (2)	1,066,000	293	—	1,066,000	49	116
Total derivatives designated as hedging instruments	105,246,866	572,523	1,162,374	141,825,921	474,975	1,791,291
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	5,000,000	—	73	1,108,500	238	—
Available-for-sale securities	8,926	14	2	2,049	—	—
Mortgage loans held for portfolio	850,600	4,212	535	812,975	3,690	2,028
Consolidated obligation bonds	436,445	2,170	101	1,021,445	8,401	474
Consolidated obligation discount notes	12,560,500	50	218	1,521,000	19	104
Trading securities	2,150,350	195	—	400,000	—	146
Counterparty exposure	15,300,000	241,482	429	15,300,000	275,027	—
Intermediary transactions	18,558	58	49	18,558	123	108
Other	400,000	—	62	400,000	—	50
Interest rate swaptions
Available-for-sale securities	1,150,000	657	—	1,150,000	3,058	—
Mortgage loans held for portfolio	775,000	4,062	—	550,000	2,642	—
Mortgage delivery commitments	16,346	—	10	14,410	67	—
Total derivatives not designated as hedging instruments	38,666,725	252,900	1,479	22,298,937	293,265	2,910
Total derivatives before collateral and netting adjustments	$143,913,591	825,423	1,163,853	$164,124,858	768,240	1,794,201
Cash collateral and related accrued interest		(175,676)	(513,258)		(14,738)	(1,038,247)
Cash received or remitted in excess of variation margin requirements		(13)	—		120	1,639
Netting adjustments		(632,289)	(632,289)		(736,018)	(736,018)
Total collateral and netting adjustments(3)		(807,978)	(1,145,547)		(750,636)	(1,772,626)
Net derivative balances reported in statements of condition		$17,445	$18,306		$17,604	$21,575
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2024, 2023 and 2022 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2024

Total amount of the financial statement line item	$4,322,127	$1,142,299	$(5,088,620)	$(841,740)	$69,821

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$671,736	$627,097	$(503,512)	$—	$—
Hedged items	(60,148)	(155,260)	(500,528)	—	—
Net gains (losses) on fair value hedging relationships	$611,588	$471,837	$(1,004,040)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$31,584	$(31,584)
Recognized in OCI	—	—	—	—	26,346
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$31,584	$(5,238)

Year ended December 31, 2023

Total amount of the financial statement line item	$5,734,400	$993,496	$(5,453,341)	$(1,775,820)	$(73,677)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$421,682	$117,144	$(237,947)	$—	$—
Hedged items	199,811	305,821	(883,252)	—	—
Net gains (losses) on fair value hedging relationships	$621,493	$422,965	$(1,121,199)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$28,717	$(28,717)
Recognized in OCI	—	—	—	—	8,612
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$28,717	$(20,105)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2022

Total amount of the financial statement line item	$1,070,013	$397,823	$(888,774)	$(470,740)	$(244)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$758,156	$1,470,182	$(2,379,685)	$—	$—
Hedged items	(746,421)	(1,507,918)	2,235,081	—	—
Net gains (losses) on fair value hedging relationships	$11,735	$(37,736)	$(144,604)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,711)	$5,711
Recognized in OCI	—	—	—	—	126,793
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(5,711)	$132,504
For the years ended December 31, 2024, 2023 and 2022, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2024, $22,214,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2024 and 2023 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2024
Advances	$37,981,979	$(359,210)	$(3,590)	$(362,800)
Available-for-sale securities	18,874,946	(754,960)	(8,314)	(763,274)
Consolidated obligation bonds	(45,569,454)	1,084,319	466	1,084,785

December 31, 2023
Advances	53,387,467	(283,161)	(22,480)	(305,641)
Available-for-sale securities	17,640,544	(604,482)	(12,031)	(616,513)
Consolidated obligation bonds	(69,859,709)	1,579,847	5,467	1,585,314
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps	$17,116	$15,145	$(8,490)
Net interest income (expense) on interest rate swaps	13,673	831	(4,861)
Interest rate swaptions	(4,546)	(3,688)	(11,536)
Mortgage delivery commitments	898	3,338	(306)
Total net gain (loss) related to derivatives not designated as hedging instruments	27,141	15,626	(25,193)
Price alignment amount on variation margin for daily settled derivative contracts(1)	14,596	15,068	2,377
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$41,737	$30,694	$(22,816)
________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. Approximately 53 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of December 31, 2024, the notional balance of cleared transactions outstanding totaled $76.44 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2024, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties (including mortgage delivery commitments) totaled $67.44 billion and $0.03 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2024, 2023 and 2022, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2024, 2023 and 2022, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder was on restricted collateral status (subject to certain exceptions), or (3) for the repurchases that occurred during 2022, 2023 and the first and second quarters of 2024, the shareholder elected to opt out of the repurchase. Shareholders were not permitted to opt out of the repurchases that occurred during the third and fourth quarters of 2024. During the years ended December 31, 2024, 2023 and 2022, the Bank repurchased surplus stock totaling $717,146,000, $1,393,337,000 and $469,798,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2024, 2023 and 2022, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $384,000, $3,926,000 and $10,163,000, respectively.
The following table presents total excess stock at December 31, 2024 and 2023 (in thousands).

	2024	2023
Excess stock
Capital stock	$900,745	$1,012,007
Mandatorily redeemable capital stock	—	50
Total	$900,745	$1,012,057
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2024 or 2023. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2024, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,180,516	$7,017,172	$1,496,484	$7,150,877
Total capital	$5,109,002	$7,017,172	$5,130,584	$7,150,877
Total capital-to-assets ratio	4.00%	5.49%	4.00%	5.58%
Leverage capital	$6,386,252	$10,525,758	$6,413,231	$10,726,316
Leverage capital-to-assets ratio	5.00%	8.24%	5.00%	8.36%
Pursuant to an Advisory Bulletin issued by the Finance Agency, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each month end in 2024, 2023 and 2022.
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
At December 31, 2024, the Bank had $181,000 in outstanding capital stock subject to mandatory redemption held by one institution. As of December 31, 2023, the Bank had $506,000 in outstanding capital stock subject to mandatory redemption held by three institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2024, 2023 and 2022, dividends on mandatorily redeemable capital stock in the amount of $54,000, $406,000 and $169,000, respectively, were recorded as interest expense in the statements of income.
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

The earliest mandatory redemption for all of the Bank's mandatorily redeemable capital stock outstanding at December 31, 2024 is in 2027. This reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption expires.
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2024, 2023 and 2022 (in thousands).

Balance, January 1, 2022	$6,657
Capital stock that became subject to mandatory redemption during the year	11,051
Redemption/repurchase of mandatorily redeemable capital stock	(10,468)
Mandatorily redeemable capital stock issued during the year	13
Stock dividends classified as mandatorily redeemable	200
Balance, December 31, 2022	7,453
Capital stock that became subject to mandatory redemption during the year	3,489
Redemption/repurchase of mandatorily redeemable capital stock	(10,900)
Stock dividends classified as mandatorily redeemable	464
Balance, December 31, 2023	506
Capital stock that became subject to mandatory redemption during the year	905
Redemption/repurchase of mandatorily redeemable capital stock	(1,301)
Stock dividends classified as mandatorily redeemable	71
Balance, December 31, 2024	$181
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2024, 2023 and 2022:

	2024	2023	2022
Number of institutions, beginning of year	3	4	3
Due to mergers and acquisitions	1	2	3
Terminations completed during the year	(3)	(3)	(2)
Number of institutions, end of year	1	3	4
The Bank did not receive any stock redemption notices in 2024, 2023 or 2022.
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

Note 16—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007, and any new employee of the Bank who was hired on or after January 1, 2007, provided that: (1) the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan and (2) prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from that participating financial services institution was not more than 12 months. In addition, effective July 1, 2015, coverage was extended to include all of the Bank's non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. The Pentegra DB Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2023. The Bank's contributions for the year ended December 31, 2022 represented 8.8 percent of the total contributions to the plan for the plan year ended June 30, 2023.

The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2024		2023		2022
Net pension cost charged to compensation and benefit expense for the year ended December 31	$562		$10,551		$3,679
Pentegra DB Plan funded status as of July 1	112.0%	(a)	114.0%	(b)	119.1%
Bank's funded status as of July 1	116.7%		121.4%		116.2%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2024 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. Contributions made during the period from July 1, 2024 through March 15, 2025 and designated for the plan year ended June 30, 2024 will be included in the final valuation as of July 1, 2024. The final funded status as of July 1, 2024 will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025 is filed (this Form 5500 is due to be filed no later than April 2026).
(b)    The Pentegra DB Plan's funded status as of July 1, 2023 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made during the period from July 1, 2023 through March 15, 2024 and designated for the plan year ended June 30, 2023 will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024 is filed (this Form 5500 is due to be filed no later than April 2025).
Substantially all employees are eligible to participate in the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. The Bank’s contributions to the FHLB Dallas DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2024, 2023 and 2022, the Bank contributed $2,021,000, $1,897,000 and $1,822,000, respectively, to this plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $13,225,000 and $11,037,000 at December 31, 2024 and 2023, respectively. Compensation and benefits expense includes accrued earnings (or losses) on deferred employee compensation and Bank contributions totaling $1,921,000, $1,568,000 and $(1,407,000) for the years ended December 31, 2024, 2023 and 2022, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (or losses) on those deferrals, was $3,697,000 and $3,551,000 at December 31, 2024 and 2023, respectively. Other operating expense includes accrued earnings (or losses) on deferred director compensation totaling $296,000, $328,000 and $(347,000) for the years ended December 31, 2024, 2023 and 2022, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established, only one of whom is currently employed by the Bank. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors. During the years ended December 31, 2023 and 2022, the Bank did not make any contributions to the SERP. Effective December 14, 2023, the SERP was amended and restated principally to provide supplemental retirement benefits to those employees who are currently serving as the Bank's executive officers. The Bank's initial contribution to the amended and restated SERP totaling $983,000 was made in 2024. Each participant’s benefit under the SERP consists of contributions that are made by the Bank on the participant’s behalf and the accrued earnings (losses) on those contributions. The Bank’s accrued liability under this plan was $2,919,000 and $1,780,000 at December 31, 2024 and 2023, respectively. Compensation and benefits expense includes accrued earnings (or losses) on SERP contributions totaling $225,000, $219,000 and $(279,000) for the years ended December 31, 2024, 2023 and 2022, respectively.
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees who, while actively employed, participated in the Pentegra DB Plan. The health care portion of the program is contributory while the life insurance benefits, which are available to retirees with at least 20 years of service, are offered on a noncontributory basis. Prior to January 1, 2005, retirees were eligible to remain enrolled in the Bank’s health care benefits plan if age 50 or older with at least 10 years of service at the time of retirement. In December 2004, the Bank modified the eligibility requirements relating to retiree health care continuation benefits. Effective January 1, 2005, retirees are eligible to remain enrolled in the Bank’s health care benefits plan if age 55 or older with at least 15 years of service at the time of retirement. Employees who were age 50 or older with 10 years of service and those who had 20 years of service as of December 31, 2004 were not subject to the revised eligibility requirements. Additionally, then current retiree benefits were unaffected by these modifications. In October 2005, the Bank modified the participant contribution requirements relating to its retirement benefits program. Effective December 31, 2005, retirees who are age 55 or older with at least 15 years of service at the time of retirement can remain enrolled in the Bank’s health care benefits program by paying 100% of the expected plan cost. Previously, participant contributions were subsidized by the Bank; this subsidy was based upon the Bank’s COBRA premium rate and the employee’s age and length of service with the Bank. Then current retirees, employees who were hired prior to January 1, 1991 and those who, as of December 31, 2004, had at least 20 years of service or were age 50 or older with 10 years of service are not subject to these revised contribution requirements prior to age 65. Under the revised plan, at age 65, all plan participants are required to pay 100% of the expected plan cost. The Bank does not have any plan assets set aside for the retirement benefits program. The accumulated postretirement benefit obligation, net periodic benefit cost and expected future benefit payments under the plan were insignificant as of and for the years ended December 31, 2024, 2023 and 2022.

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2024 and 2023, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2024 and 2023. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2024 and 2023, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Other assets held at fair value. To value the mutual fund investments associated with the Bank's non-qualified deferred compensation plans and SERP (which are included in other assets), the Bank obtains quoted prices for the mutual funds.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2024 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$14,945	$14,945	$14,945	$—	$—	$—
Interest-bearing deposits	2,518,541	2,518,541	—	2,518,541	—	—
Securities purchased under agreements to resell	22,250,000	22,250,000	—	22,250,000	—	—
Federal funds sold	6,520,000	6,520,000	—	6,520,000	—	—
Trading securities (1)	3,227,844	3,227,844	—	3,227,844	—	—
Available-for-sale securities (1)	19,000,251	19,000,251	—	19,000,251	—	—
Held-to-maturity securities	224,250	221,282	—	221,282	—	—
Advances	67,743,248	67,803,585	—	67,803,585	—	—
Mortgage loans held for portfolio, net	5,764,053	5,237,133	—	5,237,133	—	—
Accrued interest receivable	361,067	361,067	—	361,067	—	—
Derivative assets (1)	17,445	17,445	—	825,423	—	(807,978)
Other assets held at fair value (1)	20,007	20,007	20,007	—	—	—
Unsecured loans to members included in other assets	24,079	24,079	—	—	24,079	—

Liabilities:
Deposits	1,734,508	1,734,462	—	1,734,462	—	—
Consolidated obligations
Discount notes	21,637,276	21,638,574	—	21,638,574	—	—
Bonds	96,215,218	95,779,461	—	95,779,461	—	—
Mandatorily redeemable capital stock	181	181	181	—	—	—
Accrued interest payable	673,963	673,963	—	673,963	—	—
Derivative liabilities (1)	18,306	18,306	—	1,163,853	—	(1,145,547)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2024.
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

Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2024 and 2023, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $1.074 trillion and $1.085 trillion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

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
Other commitments and contingencies. At December 31, 2024 and 2023, the Bank had commitments to make additional advances totaling approximately $36,244,000 and $592,000, respectively. At December 31, 2024, all of the outstanding commitments to make additional advances expire in 2025.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $33,713,207,000 and $33,308,221,000 at December 31, 2024 and 2023, respectively. At December 31, 2024, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2039. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $5,915,000 and $5,963,000 at December 31, 2024 and 2023, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2024 and 2023, the Bank had outstanding standby bond purchase agreements totaling $742,451,000 and $777,870,000, respectively. At December 31, 2024, standby bond purchase agreements totaling $95,714,000, $136,739,000, $154,666,000 and $355,332,000 expire in 2026, 2027, 2028 and 2029, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2024 or 2023.
At December 31, 2024 and 2023, the Bank had commitments to purchase conventional mortgage loans totaling $16,346,000 and $14,410,000, respectively, from certain of its PFIs.
At December 31, 2024 and 2023, the Bank had commitments to issue $340,000,000 and $33,700,000 (par value), respectively, of consolidated obligation bonds, of which $340,000,000 and $25,000,000, respectively, were swapped to SOFR. In addition, as of December 31, 2024, the Bank had commitments to issue $91,094,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes as of December 31, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2024 and 2023, the Bank had pledged cash collateral of $520,936,000 and $1,048,427,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2024 and 2023, the Bank had pledged securities with carrying values (and fair values) of $608,378,000 and $889,096,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2024, 2023 and 2022, the Bank charged to operating expenses net rental costs of approximately $444,000, $409,000 and $373,000, respectively. Future minimum rentals at December 31, 2024 were as follows (in thousands):

Year	Premises	Equipment	Total
2025	$876	$13	$889
2026	571	—	571
2027	590	—	590
2028	554	—	554
2029	53	—	53
Thereafter	481	—	481
Total	$3,125	$13	$3,138

Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2024 were as follows (in thousands):

Year	Total
2025	$250
2026	243
2027	247
2028	188
Total	$928
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2024, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2024, 2023 or 2022.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2024 and 2023, advances outstanding to Directors’ Financial Institutions aggregated $6,764,125,000 and $399,314,000, respectively, representing 9.9 percent and 0.5 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024 and 2023, capital stock outstanding to Directors’ Financial Institutions aggregated $360,264,000 and $41,460,000, respectively, representing 8.6 percent and 0.9 percent, respectively, of the Bank’s outstanding capital stock at those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the year ended December 31, 2024, the Bank did not loan any short-term federal funds to other FHLBanks. During the years ended December 31, 2023 and 2022, interest income on loans to other FHLBanks totaled $148,000 and $182,000, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank's loans to other FHLBanks during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	—	1,000,000
FHLBank of Atlanta	—	750,000
FHLBank of Pittsburgh	1,000	500,000
FHLBank of Chicago	1,000,000	—
Collections from:
FHLBank of San Francisco	—	(1,000,000)
FHLBank of Atlanta	—	(750,000)
FHLBank of Pittsburgh	(1,000)	(500,000)
FHLBank of Chicago	$(1,000,000)	—
Balance at December 31,	$—	$—
During the years ended December 31, 2024, 2023 and 2022, interest expense on borrowings from other FHLBanks totaled $7,000, $521,000 and $122,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Indianapolis	50,000	30,000	40,000
FHLBank of Boston	—	1,000,000	400,000
FHLBank of Pittsburgh	—	—	1,000,000
FHLBank of San Francisco	—	300,000	—
Repayments to:
FHLBank of Indianapolis	(50,000)	(30,000)	(40,000)
FHLBank of Boston	—	(1,000,000)	(400,000)
FHLBank of Pittsburgh	—	—	(1,000,000)
FHLBank of San Francisco	—	(300,000)	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the nine months ended December 31, 2023 or the years ended December 31, 2024 or 2022. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2024, 2023 or 2022.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2024
Balance at January 1, 2024	$50,178	$57,560	$—	$1,111	$108,849
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(31,584)	—	—	(31,584)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(68)	(68)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	75,127	—	—	—	75,127
Unrealized gains on cash flow hedges	—	26,346	—	—	26,346
Total other comprehensive income (loss)	75,127	(5,238)	—	(68)	69,821
Balance at December 31, 2024	$125,305	$52,322	$—	$1,043	$178,670

Year ended December 31, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(28,717)	—	—	(28,717)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(83)	(83)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(56,874)	—	—	—	(56,874)
Unrealized gains on cash flow hedges	—	8,612	—	—	8,612
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Actuarial loss	—	—	—	(43)	(43)
Total other comprehensive income (loss)	(56,874)	(20,105)	3,428	(126)	(73,677)
Balance at December 31, 2023	$50,178	$57,560	$—	$1,111	$108,849

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,711	—	—	5,711
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(78)	(78)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(134,008)	—	—	—	(134,008)
Unrealized gains on cash flow hedges	—	126,793	—	—	126,793
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,057	—	1,057
Actuarial gain	—	—	—	281	281
Total other comprehensive income (loss)	(134,008)	132,504	1,057	203	(244)
Balance at December 31, 2022	$107,052	$77,665	$(3,428)	$1,237	$182,526

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.