Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Dallas
filed 2025-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At November 6, 2025, the registrant had outstanding 35,748,626 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$18,706	$14,945
Interest-bearing deposits (Notes 8 and 9)	3,030,563	2,518,541
Securities purchased under agreements to resell (Notes 8, 9 and 12)	15,100,000	22,250,000
Federal funds sold (Notes 8 and 9)	10,175,000	6,520,000
Trading securities (Notes 3, 8, 12 and 16) ($100,335 and $50,515 pledged at September 30, 2025 and December 31, 2024, respectively, which could not be rehypothecated)	5,556,234	3,227,844
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 16) ($394,220 and $557,863 pledged at September 30, 2025 and December 31, 2024, respectively, of which $337,761 and $507,191, respectively, could be rehypothecated)	19,250,124	19,000,251
Held-to-maturity securities (b) (Notes 5, 8 and 9)	1,102,484	224,250
Advances (Notes 6, 8 and 9)	51,163,413	67,743,248
Mortgage loans held for portfolio, net of allowance for credit losses of $7,991 and $7,187 at September 30, 2025 and December 31, 2024, respectively (Notes 7, 8 and 9)	6,370,050	5,764,053
Accrued interest receivable (Note 8)	307,846	361,067
Premises and equipment, net	16,966	13,087
Derivative assets (Notes 12 and 13)	2,344	17,445
Other assets (Note 9) (including $24,264 and $20,007 of securities held at fair value at September 30, 2025 and December 31, 2024, respectively)	91,290	70,317
TOTAL ASSETS	$112,185,020	$127,725,048

LIABILITIES AND CAPITAL
Deposits (including $1 of non-interest bearing deposits at September 30, 2025 and December 31, 2024)	$2,048,862	$1,734,508
Consolidated obligations (Note 10)
Discount notes	32,352,595	21,637,276
Bonds	67,904,709	96,215,218
Total consolidated obligations	100,257,304	117,852,494

Mandatorily redeemable capital stock	1,152	181
Accrued interest payable	534,129	673,963
Affordable Housing Program (Note 11)	216,320	198,801
Derivative liabilities (Notes 12 and 13)	18,363	18,306
Other liabilities (Notes 3 and 4)	2,481,358	51,134
Total liabilities	105,557,488	120,529,387

Commitments and contingencies (Notes 9 and 16)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,606,094 and 14,233,872 shares at September 30, 2025 and December 31, 2024, respectively	1,260,609	1,423,387
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 20,802,209 and 27,446,564 shares at September 30, 2025 and December 31, 2024, respectively	2,080,221	2,744,656
Total Class B Capital Stock	3,340,830	4,168,043
Retained earnings
Unrestricted	2,407,362	2,198,522
Restricted	741,694	650,426
Total retained earnings	3,149,056	2,848,948
Accumulated other comprehensive income (Note 19)	137,646	178,670
Total capital	6,627,532	7,195,661
TOTAL LIABILITIES AND CAPITAL	$112,185,020	$127,725,048
_____________________________
(a)Amortized cost: $19,137,534 and $18,874,946 at September 30, 2025 and December 31, 2024, respectively.
(b)Fair values: $1,098,985 and $221,282 at September 30, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Advances	$750,793	$1,090,134	$2,309,239	$3,383,132
Prepayment fees on advances, net	1,517	476	2,279	1,577
Interest-bearing deposits	37,713	53,541	107,588	164,292
Securities purchased under agreements to resell	45,773	59,416	116,036	185,548
Federal funds sold	114,941	170,178	386,540	474,938
Trading securities	33,847	30,720	91,146	83,846
Available-for-sale securities	253,956	300,516	757,212	871,631
Held-to-maturity securities	15,203	3,468	38,630	10,755
Mortgage loans held for portfolio	72,102	58,546	204,988	166,193
Other	296	24	782	91
Total interest income	1,326,141	1,767,019	4,014,440	5,342,003
INTEREST EXPENSE
Consolidated obligations
Bonds	830,807	1,257,504	2,726,464	4,037,500
Discount notes	271,322	260,749	631,658	564,539
Deposits	19,494	21,700	66,018	61,096
Mandatorily redeemable capital stock	18	—	222	46
Other borrowings	7	4	15	19
Total interest expense	1,121,648	1,539,957	3,424,377	4,663,200
NET INTEREST INCOME	204,493	227,062	590,063	678,803
Provision (reversal) for credit losses	806	509	4,596	(335)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	203,687	226,553	585,467	679,138

OTHER INCOME (LOSS)
Net gains on trading securities	7,126	16,487	23,335	11,487
Net gains (losses) on derivatives and hedging activities	(183)	(4,515)	(3,487)	9,896
Net gains on other assets carried at fair value	1,160	934	2,312	2,293
Letter of credit fees	5,729	5,409	17,584	17,220
Other, net	1,392	343	4,000	2,843
Total other income	15,224	18,658	43,744	43,739
OTHER EXPENSE
Compensation and benefits	16,872	14,640	48,979	43,495
Other operating expenses	13,223	12,356	37,958	38,611
Finance Agency	2,855	3,270	8,567	9,810
Office of Finance	1,623	1,805	4,916	5,429
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	9,964	7,987	20,883	10,833
Derivative clearing fees	241	266	841	1,074
Total other expense	44,778	40,324	122,144	109,252
INCOME BEFORE ASSESSMENTS	174,133	204,887	507,067	613,625
Affordable Housing Program assessment	17,415	20,489	50,729	61,367
NET INCOME	$156,718	$184,398	$456,338	$552,258
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$156,718	$184,398	$456,338	$552,258
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	41,826	(54,257)	(12,715)	62,801
Unrealized gains (losses) on cash flow hedges	753	(22,363)	(10,286)	4,134
Reclassification adjustment for gains on cash flow hedges included in net income	(6,085)	(8,484)	(17,794)	(24,717)
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	—	5	(15)	15
Amortization of net actuarial gain included in net periodic benefit cost/credit	(18)	(22)	(67)	(66)
Actuarial loss	—	—	(147)	—
Total other comprehensive income (loss)	36,476	(85,121)	(41,024)	42,167
TOTAL COMPREHENSIVE INCOME	$193,194	$99,277	$415,314	$594,425

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JULY 1, 2025	12,397	$1,239,673	26,108	$2,610,774	$2,330,584	$710,350	$3,040,934	$101,170	$6,992,551
Net transfers of shares between Class B-1 and Class B-2 Stock	13,480	1,348,022	(13,480)	(1,348,022)	—	—	—	—	—
Proceeds from sale of capital stock	3	349	8,174	817,469	—	—	—	—	817,818
Repurchase/redemption of capital stock	(13,760)	(1,375,960)	—	—	—	—	—	—	(1,375,960)
Shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	—	—	(1)
Comprehensive income	—	—	—	—	125,374	31,344	156,718	36,476	193,194
Dividends on capital stock (a)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(6)	—	(6)	—	(6)
Stock	486	48,526	—	—	(48,526)	—	(48,526)	—	—

BALANCE, SEPTEMBER 30, 2025	12,606	$1,260,609	20,802	$2,080,221	$2,407,362	$741,694	$3,149,056	$137,646	$6,627,532

BALANCE, JULY 1, 2024	15,228	$1,522,889	30,592	$3,059,190	$2,050,277	$578,673	$2,628,950	$236,137	$7,447,166
Net transfers of shares between Class B-1 and Class B-2 Stock	9,797	979,698	(9,797)	(979,698)	—	—	—	—	—
Proceeds from sale of capital stock	7	646	7,938	793,795	—	—	—	—	794,441
Repurchase/redemption of capital stock	(11,161)	(1,116,096)	—	—	—	—	—	—	(1,116,096)
Comprehensive income (loss)	—	—	—	—	147,519	36,879	184,398	(85,121)	99,277
Dividends on capital stock (b)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(4)	—	(4)	—	(4)
Stock	704	70,351	—	—	(70,351)	—	(70,351)	—	—

BALANCE, SEPTEMBER 30, 2024	14,575	$1,457,488	28,733	$2,873,287	$2,127,375	$615,552	$2,742,927	$151,016	$7,224,718

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2025	14,234	$1,423,387	27,447	$2,744,656	$2,198,522	$650,426	$2,848,948	$178,670	$7,195,661
Net transfers of shares between Class B-1 and Class B-2 Stock	29,118	2,911,811	(29,118)	(2,911,811)	—	—	—	—	—
Proceeds from sale of capital stock	58	5,846	22,473	2,247,376	—	—	—	—	2,253,222
Repurchase/redemption of capital stock	(32,228)	(3,222,787)	—	—	—	—	—	—	(3,222,787)
Shares reclassified to mandatorily redeemable capital stock	(135)	(13,522)	—	—	—	—	—	—	(13,522)
Comprehensive income (loss)	—	—	—	—	365,070	91,268	456,338	(41,024)	415,314
Dividends on capital stock (a)
Cash	—	—	—	—	(195)	—	(195)	—	(195)
Mandatorily redeemable capital stock	—	—	—	—	(161)	—	(161)	—	(161)
Stock	1,559	155,874	—	—	(155,874)	—	(155,874)	—	—

BALANCE, SEPTEMBER 30, 2025	12,606	$1,260,609	20,802	$2,080,221	$2,407,362	$741,694	$3,149,056	$137,646	$6,627,532

BALANCE, JANUARY 1, 2024	15,107	$1,510,720	32,267	$3,226,668	$1,907,882	$505,101	$2,412,983	$108,849	$7,259,220
Net transfers of shares between Class B-1 and Class B-2 Stock	27,246	2,724,597	(27,246)	(2,724,597)	—	—	—	—	—
Proceeds from sale of capital stock	41	4,092	23,712	2,371,216	—	—	—	—	2,375,308
Repurchase/redemption of capital stock	(30,031)	(3,003,117)	—	—	—	—	—	—	(3,003,117)
Shares reclassified to mandatorily redeemable capital stock	(9)	(905)	—	—	—	—	—	—	(905)
Comprehensive income	—	—	—	—	441,807	110,451	552,258	42,167	594,425
Dividends on capital stock (b)
Cash	—	—	—	—	(197)	—	(197)	—	(197)
Mandatorily redeemable capital stock	—	—	—	—	(16)	—	(16)	—	(16)
Stock	2,221	222,101	—	—	(222,101)	—	(222,101)	—	—

BALANCE, SEPTEMBER 30, 2024	14,575	$1,457,488	28,733	$2,873,287	$2,127,375	$615,552	$2,742,927	$151,016	$7,224,718

(a) Dividends were paid at annualized rates of 4.78 percent and 5.78 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2025, at annualized rates of 4.43 percent and 5.43 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2025 and at annualized rates of 4.42 percent and 5.42 percent on Class B-1 and Class B-2 Stock, respectively, in the third quarter of 2025.
(b) Dividends were paid at annualized rates of 5.42 percent and 6.42 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2024, at annualized rates of 5.41 percent and 6.41 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2024 and at annualized rates of 5.42 percent and 6.42 percent on Class B-1 and Class B-2 Stock, respectively, in the third quarter of 2024.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$456,338	$552,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(46,142)	25,644
Concessions on consolidated obligations	4,311	4,441
Premises, equipment and computer software costs	2,101	1,885
Non-cash interest on mandatorily redeemable capital stock	214	51
Provision (reversal) for credit losses	4,596	(335)
Net gains on other assets carried at fair value	(2,312)	(2,293)
Net gains on trading securities	(23,335)	(11,487)
Net change in derivative and hedging activities	(353,233)	(230,296)
Decrease in accrued interest receivable	53,714	24,731
Decrease (increase) in other assets	(20,971)	37,635
Increase in Affordable Housing Program (AHP) liability	17,519	33,156
Decrease in accrued interest payable	(140,039)	(278,725)
Increase (decrease) in other liabilities	2,730	(40,942)
Total adjustments	(500,847)	(436,535)
Net cash provided by (used in) operating activities	(44,509)	115,723

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(369,690)	(514,128)
Net decrease in securities purchased under agreements to resell	7,150,000	4,400,000
Net increase in federal funds sold	(3,655,000)	(5,238,000)
Purchases of trading securities	(1,171,202)	(6,693,424)
Proceeds from maturities of trading securities	204,800	525,000
Proceeds from sales of trading securities	650,585	4,048,249
Purchases of available-for-sale securities	(1,002,535)	(2,228,767)
Principal collected on available-for-sale securities	1,749,600	1,582,082
Purchases of held-to-maturity securities	(966,868)	—
Principal collected on held-to-maturity securities	88,769	22,296
Net decrease in advances	16,902,737	8,919,904
Purchases of mortgage loans held for portfolio	(1,008,894)	(810,773)
Principal collected on mortgage loans held for portfolio	392,759	320,509
Purchases of premises, equipment and computer software	(4,811)	(4,398)
Net cash provided by investing activities	18,960,250	4,328,550

	For the Nine Months Ended
	September 30,
	2025	2024
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	169,316	208,142
Net receipts (payments) on derivative contracts with financing elements	(3,574)	10,258
Net proceeds from issuance of consolidated obligations
Discount notes	87,462,975	85,189,786
Bonds	61,681,688	99,432,174
Debt issuance costs	(3,985)	(4,847)
Payments for maturing and retiring consolidated obligations
Discount notes	(76,690,783)	(66,875,646)
Bonds	(90,544,930)	(121,795,080)
Proceeds from issuance of capital stock	2,253,222	2,375,308
Payments for redemption of mandatorily redeemable capital stock	(12,927)	(1,294)
Payments for repurchase/redemption of capital stock	(3,222,787)	(3,003,117)
Cash dividends paid	(195)	(197)
Net cash used in financing activities	(18,911,980)	(4,464,513)

Net increase (decrease) in cash and cash equivalents	3,761	(20,240)
Cash and cash equivalents at beginning of the period	14,945	49,885
Cash and cash equivalents at end of the period	$18,706	$29,645

Supplemental Disclosures:
Interest paid	$3,621,916	$4,684,724
AHP payments, net	$35,592	$29,317
Stock dividends issued	$155,874	$222,101
Dividends paid through issuance of mandatorily redeemable capital stock	$161	$16
Net capital stock reclassified to mandatorily redeemable capital stock	$13,522	$905
Right-of-use assets acquired by lease	$113	$1,364

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

Note 2—Recently Issued Accounting Guidance
Disaggregation of Income Statement Expenses. On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of specified information about income statement expenses on an annual and interim basis in a tabular format in the footnotes to the financial statements.
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
Targeted Improvements to the Accounting for Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 eliminates the requirement to track software development costs by project stage and instead requires capitalization of costs when management has authorized and committed funding for the project and it is probable that the project will be completed and the software will function as intended.
ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be adopted using a prospective, retrospective, or modified retrospective approach. The Bank is currently evaluating the impact of ASU 2025-06 on its financial condition, results of operations, and cash flows.

`
Note 3—Trading Securities
Trading securities as of September 30, 2025 and December 31, 2024 were as follows (in thousands).

	September 30, 2025	December 31, 2024
U.S Treasury Notes	$3,564,068	$3,227,844
U.S. Treasury Bills	1,992,166	—
Total	$5,556,234	$3,227,844
Included in the balance as of September 30, 2025 are U.S. Treasury Bills that were purchased but which had not yet settled as of that date. The aggregate amount due of $1,992,278,000 is included in other liabilities on the statement of condition at September 30, 2025.
Net gains (losses) on trading securities during the nine months ended September 30, 2025 and 2024 included changes in net unrealized holding gains (losses) of $22,286,000 and $11,497,000 for securities that were held on September 30, 2025 and 2024, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE debentures	$1,548,336	$10,930	$—	$1,559,266
GSE commercial MBS	17,589,198	112,583	10,923	17,690,858
Total	$19,137,534	$123,513	$10,923	$19,250,124

Included in the table above are GSE commercial MBS ("CMBS") that were purchased but which had not settled as of September 30, 2025. The aggregate amount due of $434,917,000 is included in other liabilities on the statement of condition at that date.
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

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $67,920,000 and $69,541,000 at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses (all of which were GSE CMBS) as of September 30, 2025. The unrealized losses are aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Total	$2,131,674	$6,059	$642,680	$4,864	$2,774,354	$10,923

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2025 and December 31, 2024 are presented below (in thousands).

	September 30, 2025		December 31, 2024
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,037,863	$1,041,922	$682,430	$684,890
Due after one year through five years	496,805	503,109	1,406,606	1,421,522
Due after five years through ten years	13,668	14,235	40,591	41,785
	1,548,336	1,559,266	2,129,627	2,148,197
GSE commercial MBS	17,589,198	17,690,858	16,745,319	16,852,054
Total	$19,137,534	$19,250,124	$18,874,946	$19,000,251
Interest Rate Payment Terms. At September 30, 2025 and December 31, 2024, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2025 or 2024.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2025 and December 31, 2024, all of which were GSE residential MBS, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025	$1,102,484	$345	$3,844	$1,098,985
December 31, 2024	$224,250	$142	$3,110	$221,282

In the tables above, amortized cost includes premiums and discounts. Amortized cost excludes accrued interest of $1,091,000 and $311,000 at September 30, 2025 and December 31, 2024, respectively.
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $720,000 and $214,000 at September 30, 2025 and December 31, 2024, respectively.
Interest Rate Payment Terms. At September 30, 2025 and December 31, 2024, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2024 or the nine months ended September 30, 2025.
Sales of Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2025 or 2024.

Note 6—Advances
     Redemption Terms. At September 30, 2025 and December 31, 2024, the Bank had advances outstanding at interest rates ranging from 0.52 percent to 6.46 percent and from 0.46 percent to 6.46 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2025		December 31, 2024
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4,992	4.50%	$537	4.75%
Due in one year or less	22,474,412	4.31	36,334,075	4.76
Due after one year through two years	16,318,354	3.68	7,082,753	4.39
Due after two years through three years	6,174,068	4.33	13,151,281	3.61
Due after three years through four years	1,506,928	4.24	5,836,481	4.55
Due after four years through five years	843,702	4.32	1,538,407	4.43
Due after five years through fifteen years	3,869,990	3.27	4,139,233	3.21
Due after fifteen years	13,012	3.37	25,428	2.49
Total par value	51,205,458	4.03%	68,108,195	4.38%
Deferred net prepayment fees	(3,148)		(2,147)
Hedging adjustments	(38,897)		(362,800)
Total	$51,163,413		$67,743,248
Advances presented in the table above exclude accrued interest of $143,827,000 and $218,251,000 at September 30, 2025 and December 31, 2024, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At September 30, 2025 and December 31, 2024, the Bank had aggregate prepayable and callable advances totaling $6,055,400,000 and $6,172,547,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at September 30, 2025 and December 31, 2024, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$4,992	$537
Due in one year or less	27,699,074	41,738,661
Due after one year through two years	15,585,756	6,249,281
Due after two years through three years	2,712,743	12,708,144
Due after three years through four years	1,217,433	2,273,484
Due after four years through five years	141,447	1,022,806
Due after five years	3,844,013	4,115,282
Total par value	$51,205,458	$68,108,195

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2025 and December 31, 2024, the Bank had putable advances outstanding totaling $4,673,750,000 and $4,581,750,000, respectively.

The following table summarizes advances outstanding at September 30, 2025 and December 31, 2024, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$4,992	$537
Due in one year or less	26,115,662	40,090,825
Due after one year through two years	16,281,688	6,865,253
Due after two years through three years	5,837,901	13,314,614
Due after three years through four years	1,792,261	5,572,315
Due after four years through five years	843,702	1,858,740
Due after five years	329,252	405,911
Total par value	$51,205,458	$68,108,195

Credit Concentrations. At September 30, 2025, advances outstanding to the Bank's largest borrower, USAA Federal Savings Bank, totaled $6,000,000,000 which represented approximately 11.7 percent of total advances outstanding at that date.

Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Fixed-rate
Due in one year or less	$21,326,121	$35,504,018
Due after one year	23,570,354	26,441,210
Total fixed-rate	44,896,475	61,945,228
Variable-rate
Due in one year or less	1,153,283	830,594
Due after one year	5,155,700	5,332,373
Total variable-rate	6,308,983	6,162,967
Total par value	$51,205,458	$68,108,195
At September 30, 2025 and December 31, 2024, 65 percent and 69 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and nine months ended September 30, 2025, gross advance prepayment fees received from members/borrowers were $1,491,000 and $2,395,000, respectively, none of which were deferred. During the three and nine months ended September 30, 2024, gross advance prepayment fees received from members/borrowers were $311,000 and $395,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the nine months ended September 30, 2025 and 2024.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2025 and December 31, 2024 for mortgage loans held for portfolio (in thousands):

	September 30, 2025	December 31, 2024
Fixed-rate medium-term* single-family mortgages	$100,970	$101,243
Fixed-rate long-term single-family mortgages	6,200,132	5,605,474
Premiums	86,969	75,590
Discounts	(17,309)	(18,152)
Deferred net derivative gains associated with mortgage delivery commitments	7,279	7,085
Total mortgage loans held for portfolio	6,378,041	5,771,240
Less: allowance for credit losses on mortgage loans	(7,991)	(7,187)
Total mortgage loans held for portfolio, net of allowance for credit losses	$6,370,050	$5,764,053
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $45,398,000 and $38,943,000 at September 30, 2025 and December 31, 2024, respectively.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2025 and December 31, 2024 was comprised of conventional loans totaling $6,297,326,000 and $5,702,174,000, respectively, and government-guaranteed/insured loans totaling $3,776,000 and $4,543,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Advances	$143,827	$218,251
Investment securities
Trading	38,816	24,048
Available-for-sale	67,920	69,541
Held-to-maturity	1,091	311
Mortgage loans held for portfolio	45,398	38,943
Interest-bearing deposits	7,675	6,531
Securities purchased under agreements to resell	1,721	2,643
Federal funds sold	1,156	786
Other	242	13
Total	$307,846	$361,067

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at September 30, 2025 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at September 30, 2025.
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
At September 30, 2025, the gross unrealized losses on the Bank’s available-for-sale securities and held-to-maturity securities were $10,923,000 and $3,844,000, respectively, all of which related to securities that are issued and guaranteed by GSEs.
As of September 30, 2025, the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated Aa by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through September 30, 2025, the Bank has not experienced any defaults on its GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE MBS investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at September 30, 2025.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at September 30, 2025.
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
On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2025 or December 31, 2024.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At September 30, 2025 and December 31, 2024, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2025 and December 31, 2024, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At September 30, 2025 and December 31, 2024, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $6,749,000 and $6,022,000, respectively.
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
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the nine months ended September 30, 2025 and 2024, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at September 30, 2025 and December 31, 2024 (dollars in thousands).

	September 30, 2025
	Conventional Loans Originated Prior to 2021	Conventional Loans Originated in 2021-2025	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$21,976	$51,432	$73,408	$87	$73,495
60-89 days delinquent	4,401	16,584	20,985	43	21,028
90 days or more delinquent	8,901	18,594	27,495	26	27,521
Total past due	35,278	86,610	121,888	156	122,044
Total current loans	1,358,821	4,893,545	6,252,366	3,631	6,255,997
Total mortgage loans	$1,394,099	$4,980,155	$6,374,254	$3,787	$6,378,041

	December 31, 2024
	Conventional Loans Originated Prior to 2020	Conventional Loans Originated in 2020-2024	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$15,786	$53,141	$68,927	$132	$69,059
60-89 days delinquent	4,308	11,069	15,377	11	15,388
90 days or more delinquent	8,451	22,292	30,743	47	30,790
Total past due	28,545	86,502	115,047	190	115,237
Total current loans	960,556	4,691,080	5,651,636	4,367	5,656,003
Total mortgage loans	$989,101	$4,777,582	$5,766,683	$4,557	$5,771,240
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at September 30, 2025 and December 31, 2024 (dollars in thousands).

	September 30, 2025			December 31, 2024
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$6,367	$16	$6,383	$3,758	$17	$3,775
Serious delinquency rate (2)	0.4%	0.7%	0.4%	0.5%	1.0%	0.5%
Past due 90 days or more and still accruing interest (3)	$—	$26	$26	$—	$47	$47
Nonaccrual loans (4)	$33,236	$—	$33,236	$38,603	$—	$38,603
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
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at September 30, 2025.
At September 30, 2025 and December 31, 2024, the Bank’s other assets included $4,313,000 and $1,339,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At September 30, 2025 and December 31, 2024, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at September 30, 2025 was $7,991,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,357	$6,711	$7,187	$7,768
Charge-offs	(74)	—	(74)	—
Provision (reversal) for credit losses	708	399	878	(658)
Balance, end of period	$7,991	$7,110	$7,991	$7,110
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses. Under the SBB Program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members’ secondary, unsecured loans to small businesses. As these loans are offered separately from the Bank's advances, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. The Bank records a charge-off on an SBB loan when the loan becomes 180 days or more past due or when a member informs the Bank that the small business is unable to repay the member’s secondary loan, whichever occurs first. As of September 30, 2025 and December 31, 2024, SBB loans outstanding totaled $14,061,000 and $13,734,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on SBB loans during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,821	$1,682	$1,795	$1,552
Charge-offs	(81)	—	(138)	(83)
Provision for credit losses	98	110	181	323
Balance, end of period	$1,838	$1,792	$1,838	$1,792
In the fourth quarter of 2024, the Bank began originating loans under the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”), which was developed to provide long-term, unsecured loans to non-depository Community Development Financial Institution ("CDFI") members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds under this volume-limited program include affordable housing and community investment activities. The program was fully funded in the second quarter of 2025. Similar to SBB loans, CANOPY loans were offered separately from the Bank's advances and, as such, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on CANOPY loans is calculated based on expected default rates for loans with similar credit risk profiles and the presumption of a total loss upon default. The Bank records a charge-off on a CANOPY loan when the loan becomes 180 days or more past due or when information becomes available indicating that the non-depository CDFI member will be unable to repay the loan, whichever occurs first. As of September 30, 2025 and December 31, 2024, CANOPY loans outstanding totaled $36,554,000 and $14,452,000, respectively. CANOPY loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on CANOPY loans during the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Balance, beginning of period	$5,849	$2,312
Provision for credit losses	—	3,537
Balance, end of period	$5,849	$5,849

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were approximately $1.184 trillion and $1.193 trillion at September 30, 2025 and December 31, 2024, respectively. The Bank was the primary obligor on $101.1 billion and $119.2 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2025 and December 31, 2024 (in thousands, at par value).

	September 30, 2025	December 31, 2024
Fixed-rate	$41,256,075	$46,051,505
Variable-rate SOFR-indexed	22,425,000	45,967,500
Step-up	4,732,000	5,257,000
Step-down	15,000	15,000
Total par value	$68,428,075	$97,291,005

At September 30, 2025 and December 31, 2024, 89 percent and 92 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2025 and December 31, 2024, by contractual maturity (dollars in thousands):

	September 30, 2025		December 31, 2024
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$46,628,225	3.56%	$66,286,470	4.24%
Due after one year through two years	7,949,895	2.60	12,410,545	1.94
Due after two years through three years	2,783,015	3.23	6,480,380	2.49
Due after three years through four years	2,389,440	3.86	2,464,430	3.37
Due after four years through five years	2,184,000	4.40	3,139,130	4.19
Due after five years	6,493,500	3.86	6,510,050	3.87
Total par value	68,428,075	3.50%	97,291,005	3.78%

Premiums	9,963		14,326
Discounts	(1,626)		(2,181)
Debt issuance costs	(2,821)		(3,147)
Hedging adjustments	(528,882)		(1,084,785)
Total	$67,904,709		$96,215,218

At September 30, 2025 and December 31, 2024, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2025	December 31, 2024
Non-callable bonds	$36,411,575	$59,224,045
Callable bonds	32,016,500	38,066,960
Total par value	$68,428,075	$97,291,005

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2025 and December 31, 2024, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Due in one year or less	$61,793,025	$88,764,430
Due after one year through two years	4,093,595	4,307,685
Due after two years through three years	1,518,015	2,466,330
Due after three years through four years	912,440	1,014,430
Due after four years through five years	66,000	707,130
Due after five years	45,000	31,000
Total par value	$68,428,075	$97,291,005

     Discount Notes. At September 30, 2025 and December 31, 2024, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2025	$32,352,595	$32,629,678	4.00%

December 31, 2024	$21,637,276	$21,859,382	4.44%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$198,801	$150,431
AHP assessment	50,729	61,367
Voluntary AHP contributions	2,382	1,106
Grants funded, net of recaptured amounts	(35,592)	(29,317)
Balance, end of period	$216,320	$183,587
Voluntary AHP contributions are recorded in voluntary grants, subsidies, donations and Affordable Housing Program contributions on the statement of income.

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2025 or December 31, 2024.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2025 and December 31, 2024 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2025

Assets

Derivatives
Bilateral derivatives	$423,765	$(421,421)	$2,344	$(558)	(2)	$1,786
Cleared derivatives	3,227	(3,227)	—	—		—
Total derivatives	426,992	(424,648)	2,344	(558)		1,786
Securities purchased under agreements to resell	15,100,000	—	15,100,000	(15,100,000)		—
Total assets	$15,526,992	$(424,648)	$15,102,344	$(15,100,558)		$1,786

Liabilities

Derivatives
Bilateral derivatives	$771,289	$(761,420)	$9,869	$(4,698)	(2)	$5,171
Cleared derivatives	11,385	(2,891)	8,494	(8,494)	(3)	—
Total liabilities	$782,674	$(764,311)	$18,363	$(13,192)		$5,171

December 31, 2024

Assets

Derivatives
Bilateral derivatives	$820,192	$(806,580)	$13,612	$(2,698)	(2)	$10,914
Cleared derivatives	5,231	(1,398)	3,833	—		3,833
Total derivatives	825,423	(807,978)	17,445	(2,698)		14,747
Securities purchased under agreements to resell	22,250,000	—	22,250,000	(22,250,000)		—
Total assets	$23,075,423	$(807,978)	$22,267,445	$(22,252,698)		$14,747

Liabilities

Derivatives
Bilateral derivatives	$1,162,259	$(1,144,163)	$18,096	$—	(2)	$18,096
Cleared derivatives	1,594	(1,384)	210	(210)	(3)	—
Total liabilities	$1,163,853	$(1,145,547)	$18,306	$(210)		$18,096
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At September 30, 2025 and December 31, 2024, the Bank had pledged excess non-cash collateral with fair values of $152,096,000 and $101,187,000, respectively, and the Bank had received excess non-cash collateral with fair values of $149,833,000 and $99,542,000, respectively, from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $329,267,000 and $506,981,000 at September 30, 2025 and December 31, 2024, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
The Bank's trading securities consist of fixed-rate U.S. Treasury Notes and fixed-rate U.S. Treasury Bills and, at times, may include variable-rate U.S. Treasury Notes. To convert some of its fixed-rate U.S. Treasury securities to a short-term floating rate, the Bank enters into fixed-for-floating interest rate exchange agreements that are indexed to either the overnight index swap ("OIS") rate or the secured overnight financing rate ("SOFR"). These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025			December 31, 2024
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$28,516,572	$30,364	$44,666	$37,999,505	$81,352	$14,567
Available-for-sale securities (1)	19,327,465	118,926	126,058	19,594,401	369,493	20,087
Consolidated obligation bonds (1)	40,677,500	195,219	610,522	46,586,960	121,385	1,127,720
Consolidated obligation discount notes (2)	966,000	9	366	1,066,000	293	—
Total derivatives designated as hedging instruments	89,487,537	344,518	781,612	105,246,866	572,523	1,162,374
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	850,000	322	17	5,000,000	—	73
Available-for-sale securities	3,991	—	6	8,926	14	2
Mortgage loans held for portfolio	763,465	2,156	176	850,600	4,212	535
Consolidated obligation bonds	421,445	82	9	436,445	2,170	101
Consolidated obligation discount notes	22,169,000	412	90	12,560,500	50	218
Trading securities	3,246,050	—	695	2,150,350	195	—
Counterparty exposure	10,000,000	78,905	—	15,300,000	241,482	429
Intermediary transactions	18,558	70	64	18,558	58	49
Other	400,000	70	5	400,000	—	62
Interest rate swaptions
Available-for-sale securities	1,150,000	454	—	1,150,000	657	—
Mortgage loans held for portfolio	—	—	—	775,000	4,062	—
Mortgage delivery commitments	23,245	3	—	16,346	—	10
Total derivatives not designated as hedging instruments	39,045,754	82,474	1,062	38,666,725	252,900	1,479
Total derivatives before collateral and netting adjustments	$128,533,291	426,992	782,674	$143,913,591	825,423	1,163,853

Cash collateral and related accrued interest		(33,917)	(373,916)		(175,676)	(513,258)
Cash received or remitted in excess of variation margin requirements		—	336		(13)	—
Netting adjustments		(390,731)	(390,731)		(632,289)	(632,289)
Total collateral and netting adjustments (3)		(424,648)	(764,311)		(807,978)	(1,145,547)
Net derivative balances reported in statements of condition		$2,344	$18,363		$17,445	$18,306
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and nine months ended September 30, 2025 and 2024 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended September 30, 2025

Total amount of the financial statement line item	$750,793	$253,956	$(830,807)	$(271,322)	$36,476

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$46,201	$(11,809)	$19,513	$—	$—
Hedged items	34,016	84,702	(147,770)	—	—
Net gains (losses) on fair value hedging relationships	$80,217	$72,893	$(128,257)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$6,085	$(6,085)
Recognized in OCI	—	—	—	—	753
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$6,085	$(5,332)

Three Months Ended September 30, 2024

Total amount of the financial statement line item	$1,090,134	$300,516	$(1,257,504)	$(260,749)	$(85,121)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(506,793)	$(505,288)	$407,994	$—	$—
Hedged items	665,983	632,231	(658,723)	—	—
Net gains (losses) on fair value hedging relationships	$159,190	$126,943	$(250,729)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$8,484	$(8,484)
Recognized in OCI	—	—	—	—	(22,363)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$8,484	$(30,847)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2025

Total amount of the financial statement line item	$2,309,239	$757,212	$(2,726,464)	$(631,658)	$(41,024)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(100,383)	$(352,367)	$167,921	$—	$—
Hedged items	324,019	572,880	(555,903)	—	—
Net gains (losses) on fair value hedging relationships	$223,636	$220,513	$(387,982)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$17,794	$(17,794)
Recognized in OCI	—	—	—	—	(10,286)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$17,794	$(28,080)

Nine Months Ended September 30, 2024

Total amount of the financial statement line item	$3,383,132	$871,631	$(4,037,500)	$(564,539)	$42,167

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$185,721	$(7,852)	$(114,328)	$—	$—
Hedged items	323,830	385,529	(709,340)	—	—
Net gains (losses) on fair value hedging relationships	$509,551	$377,677	$(823,668)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$24,717	$(24,717)
Recognized in OCI	—	—	—	—	4,134
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$24,717	$(20,583)

For the three and nine months ended September 30, 2025 and 2024, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2025, $12,448,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.3 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of September 30, 2025 and December 31, 2024 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
September 30, 2025
Advances	$28,537,134	$(38,228)	$(669)	$(38,897)
Available-for-sale securities	19,137,534	(174,215)	(7,393)	(181,608)
Consolidated obligation bonds	(40,546,944)	529,946	(1,064)	528,882

December 31, 2024
Advances	$37,981,979	$(359,210)	$(3,590)	$(362,800)
Available-for-sale securities	18,874,946	(754,960)	(8,314)	(763,274)
Consolidated obligation bonds	(45,569,454)	1,084,319	466	1,084,785
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Interest rate swaps	$(1,722)	$(11,141)	$(14,097)	$(9,378)
Net interest income on interest rate swaps	2,330	3,322	9,667	9,743
Interest rate swaptions	(1,537)	83	(4,265)	(3,797)
Mortgage delivery commitments	(236)	214	878	792
Total net losses related to derivatives not designated as hedging instruments	(1,165)	(7,522)	(7,817)	(2,640)
Price alignment amount on variation margin for daily settled derivative contracts(1)	982	3,007	4,330	12,536
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$(183)	$(4,515)	$(3,487)	$9,896
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 50 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of September 30, 2025, the notional balance of cleared transactions outstanding totaled $64.86 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of September 30, 2025, the notional balance of outstanding transactions (including mortgage delivery commitments) with non-

member bilateral counterparties and member counterparties totaled $63.64 billion and $0.03 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the nine months ended September 30, 2025, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,194,254	$6,491,038	$1,180,516	$7,017,172
Total capital	$4,487,401	$6,491,038	$5,109,002	$7,017,172
Total capital-to-assets ratio	4.00%	5.79%	4.00%	5.49%
Leverage capital	$5,609,251	$9,736,557	$6,386,252	$10,525,758
Leverage capital-to-assets ratio	5.00%	8.68%	5.00%	8.24%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the nine months ended September 30, 2025.
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
As more fully described in the 2024 10-K (specifically, Note 15 to the audited financial statements on page F-41 of that report), the Bank previously offered two reduced stock advance programs wherein, for each program, the activity-based stock investment requirement was reduced from 4.1 percent to 2.0 percent for certain advances that were funded during specified periods. At September 30, 2025, the remaining balance of advances funded under these programs totaled $2,195,611,000.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2025, surplus stock was defined as the amount of stock held by a member shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 24, 2025, June 23, 2025 and September 22, 2025, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less or (2) the shareholder was on restricted collateral status (subject to certain restrictions). On March 24, 2025, June 23, 2025 and September 22, 2025, the Bank repurchased surplus stock totaling $353,916,000, $139,358,000 and $224,746,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

On March 24, 2025 and June 23, 2025, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $4,705,000 and $7,119,000, respectively. There was no excess stock held by non-member shareholders on September 22, 2025.

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the nine months ended September 30, 2025, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2025 and December 31, 2024. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2025 and December 31, 2024, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2025 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.

FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$18,706	$18,706	$18,706	$—	$—	$—
Interest-bearing deposits	3,030,563	3,030,563	—	3,030,563	—	—
Securities purchased under agreements to resell	15,100,000	15,100,000	—	15,100,000	—	—
Federal funds sold	10,175,000	10,175,000	—	10,175,000	—	—
Trading securities (1)	5,556,234	5,556,234	—	5,556,234	—	—
Available-for-sale securities (1)	19,250,124	19,250,124	—	19,250,124	—	—
Held-to-maturity securities	1,102,484	1,098,985	—	1,098,985	—	—
Advances	51,163,413	51,224,122	—	51,224,122	—	—
Mortgage loans held for portfolio, net	6,370,050	6,007,745	—	6,007,745	—	—
Accrued interest receivable	307,846	307,846	—	307,846	—	—
Derivative assets (1)	2,344	2,344	—	426,992	—	(424,648)
Other assets held at fair value (1)	24,264	24,264	24,264	—	—	—
Unsecured loans to members included in other assets	42,928	42,928	—	—	42,928	—

Liabilities:
Deposits	2,048,862	2,048,843	—	2,048,843	—	—
Consolidated obligations
Discount notes	32,352,595	32,352,790	—	32,352,790	—	—
Bonds	67,904,709	67,618,277	—	67,618,277	—	—
Mandatorily redeemable capital stock	1,152	1,152	1,152	—	—	—
Accrued interest payable	534,129	534,129	—	534,129	—	—
Derivative liabilities (1)	18,363	18,363	—	782,674	—	(764,311)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of September 30, 2025.
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
Note 16—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2025, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.083 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2025 and December 31, 2024, the Bank had commitments to make additional advances totaling approximately $465,000 and $36,244,000, respectively. In addition, outstanding standby letters of credit totaled $29,794,179,000 and $33,713,207,000 at September 30, 2025 and December 31, 2024, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2025 and December 31, 2024, the Bank had outstanding standby bond purchase agreements totaling $962,437,000 and $742,451,000, respectively. At September 30, 2025, standby bond purchase agreements totaling $86,933,000, $132,232,000, $146,712,000, $343,067,000 and $253,493,000 expire in 2026, 2027, 2028, 2029 and 2030, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2025 or the year ended December 31, 2024.
At September 30, 2025 and December 31, 2024, the Bank had commitments to purchase conventional mortgage loans totaling $23,245,000 and $16,346,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2025 and December 31, 2024, the Bank had commitments to issue $60,000,000 and $340,000,000 (par value), respectively, of consolidated obligation bonds, of which $10,000,000 and $340,000,000, respectively, were swapped to SOFR. In addition, at December 31, 2024, the Bank had commitments to issue $91,094,000 (par value), of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at September 30, 2025.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2025 and December 31, 2024, the Bank had pledged cash collateral of $378,604,000 and $520,936,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2025 and December 31, 2024, the Bank had pledged securities with carrying values (and fair values) of $494,555,000 and $608,378,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the nine months ended September 30, 2025 or 2024.
During the nine months ended September 30, 2025 and 2024, interest expense on borrowings from other FHLBanks totaled $4,000 and $6,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended September 30,
	2025	2024
Balance at January 1,	$—	$—
Borrowings from FHLBank of Indianapolis	30,000	40,000
Repayments to FHLBank of Indianapolis	(30,000)	(40,000)
Balance at September 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the nine months ended September 30, 2025 or 2024.

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2025
Balance at July 1, 2025	$70,764	$29,574	$832	$101,170
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(6,085)	—	(6,085)
Amortization of net actuarial gains recognized in other income (loss)	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	41,826	—	—	41,826
Unrealized gains on cash flow hedges	—	753	—	753
Total other comprehensive income (loss)	41,826	(5,332)	(18)	36,476
Balance at September 30, 2025	$112,590	$24,242	$814	$137,646

Three Months Ended September 30, 2024
Balance at July 1, 2024	$167,236	$67,824	$1,077	$236,137
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(8,484)	—	(8,484)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(17)	(17)
Other amounts of other comprehensive loss
Net unrealized losses on available-for-sale securities	(54,257)	—	—	(54,257)
Unrealized losses on cash flow hedges	—	(22,363)	—	(22,363)
Total other comprehensive loss	(54,257)	(30,847)	(17)	(85,121)
Balance at September 30, 2024	$112,979	$36,977	$1,060	$151,016
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$125,305	$52,322	$1,043	$178,670
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(17,794)	—	(17,794)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(82)	(82)
Other amounts of other comprehensive loss
Net unrealized losses on available-for-sale securities	(12,715)	—	—	(12,715)
Unrealized losses on cash flow hedges	—	(10,286)	—	(10,286)
Actuarial loss	—	—	(147)	(147)
Total other comprehensive loss	(12,715)	(28,080)	(229)	(41,024)
Balance at September 30, 2025	$112,590	$24,242	$814	$137,646

Nine Months Ended September 30, 2024
Balance at January 1, 2024	$50,178	$57,560	$1,111	$108,849
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(24,717)	—	(24,717)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(51)	(51)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	62,801	—	—	62,801
Unrealized gains on cash flow hedges	—	4,134	—	4,134
Total other comprehensive income (loss)	62,801	(20,583)	(51)	42,167
Balance at September 30, 2024	$112,979	$36,977	$1,060	$151,016
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2025, Moody’s had assigned a deposit rating of Aa1/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+. On May 19, 2025, Moody’s downgraded the long-term deposit ratings of each of the FHLBanks to Aa1 from Aaa and changed the outlook on the ratings to stable from negative for the reason cited above.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2025 and December 31, 2024.

MEMBERSHIP SUMMARY
	September 30, 2025	December 31, 2024
Commercial banks	522	538
Credit unions	137	137
Insurance companies	67	66
Savings institutions	49	49
CDFIs	9	10
Total members	784	800
Housing associates	8	8
Non-member borrowers	—	1
Total	792	809
Community Financial Institutions (“CFIs”) (1)	472	485
_____________________________
(1)The figures shown reflect the number of members that were CFIs as of September 30, 2025 and December 31, 2024 based upon the definitions of CFIs that applied as of those dates.
For 2025, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2024, 2023 and 2022 of less than $1.500 billion. For 2024, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2023, 2022 and 2021 of less than $1.461 billion.
Financial Market Conditions
Economic growth in the United States improved during the second quarter of 2025, following a slowdown in the first quarter. Due to the U.S. government shutdown, several economic reports have not been released. According to the Bureau of Economic Analysis, gross domestic product increased at an annual rate of 3.8 percent during the second quarter of 2025 (latest available data), after decreasing at an annual rate of 0.6 percent during the first quarter of 2025 and increasing at an annual rate of 2.8 percent during the year ended December 31, 2024. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.3 percent at August 31, 2025 (latest available data), 4.1 percent at June 30, 2025, 4.2 percent at March 31, 2025 and 4.1 percent at December 31, 2024. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.0 percent for the 12 months ended September 30, 2025, compared to increases of 2.7 percent for the 12 months ended June 30, 2025, 2.4 percent for the 12 months ended March 31, 2025 and 2.9 percent for the 12 months ended December 31, 2024.
In response to evolving economic conditions, the Federal Open Market Committee ("FOMC"), at its September 16/17, 2025 meeting, lowered its target range for the federal funds rate by 0.25 percent to a range between 4.00 percent and 4.25 percent (prior to this action, the target range was between 4.25 percent and 4.50 percent). This marked the first rate cut of the year, reflecting concerns about slowing job growth. At its October 28/29, 2025 meeting, the FOMC lowered the target range again by 25 basis points to a range between 3.75 percent and 4.00 percent, citing continued moderation in job gains and elevated inflation. The FOMC emphasized that uncertainty about the economic outlook remains elevated and reiterated its commitment to assessing incoming data, the evolving outlook and the balance of risks when considering future policy adjustments.
The FOMC began reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities ("MBS") on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. During the first three months of 2025, the caps were set at $25 billion per month for Treasury securities and $35 billion per month for agency debt and agency MBS. At its March 18/19, 2025 meeting, the FOMC announced that, beginning in April 2025, the FOMC would slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $25 billion to $5 billion. It maintained the monthly redemption cap on agency debt and agency MBS at $35 billion. At its October 28/29, 2025 meeting, the FOMC announced that it would discontinue the reduction of its aggregate securities holdings effective December 1, 2025. Beginning on that date, any principal payments on agency debt and agency MBS will be reinvested into Treasury securities.
The following table presents information on various market interest rates at September 30, 2025 and December 31, 2024 and various average market interest rates for the three- and nine-month periods ended September 30, 2025 and 2024.

	Ending Rate		Average Rate		Average Rate
	September 30, 2025	December 31, 2024	Third Quarter 2025	Third Quarter 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Federal Funds Target (1)	4.25%	4.50%	4.46%	5.43%	4.49%	5.48%
Average Effective Federal Funds Rate (2)	4.09%	4.33%	4.30%	5.26%	4.32%	5.31%
Overnight SOFR (3)	4.24%	4.49%	4.33%	5.28%	4.33%	5.30%
1-month SOFR (3)	4.31%	4.53%	4.35%	5.33%	4.35%	5.33%
3-month SOFR (3)	4.35%	4.69%	4.53%	5.36%	4.39%	5.36%
2-year SOFR (3)	3.40%	4.08%	3.49%	3.87%	3.70%	4.32%
5-year SOFR (3)	3.39%	4.04%	3.43%	3.51%	3.66%	3.86%
10-year SOFR (3)	3.66%	4.07%	3.72%	3.50%	3.85%	3.78%
3-month U.S. Treasury (3)	4.02%	4.37%	4.26%	5.23%	4.32%	5.38%
2-year U.S. Treasury (3)	3.60%	4.25%	3.72%	4.04%	3.91%	4.45%
5-year U.S. Treasury (3)	3.74%	4.38%	3.80%	3.80%	4.00%	4.13%
10-year U.S. Treasury (3)	4.16%	4.58%	4.26%	3.95%	4.36%	4.19%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2025 Summary
•The Bank ended the third quarter of 2025 with total assets of $112.2 billion compared with $127.7 billion at the end of 2024. The $15.5 billion decrease in total assets for the nine months ended September 30, 2025 was attributable primarily to decreases in the Bank's advances ($16.5 billion) and short-term liquidity holdings ($0.5 billion), partially offset by increases in its long-term investments ($1.0 billion) and mortgage loans held for portfolio ($0.6 billion).
•Advances decreased from $67.7 billion at December 31, 2024 to $51.2 billion at September 30, 2025. For the nine months ended September 30, 2025, the Bank's average advances were $65.8 billion.
•Mortgage loans held for portfolio increased from $5.8 billion at December 31, 2024 to $6.4 billion at September 30, 2025.
•The Bank’s net income for the three and nine months ended September 30, 2025 was $156.7 million and $456.3 million, respectively, as compared to $184.4 million and $552.3 million during the corresponding periods in 2024. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 56 of this report.
•At all times during the first nine months of 2025, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $3.149 billion at September 30, 2025 from $2.849 billion at December 31, 2024. Retained earnings was 2.8 percent and 2.2 percent of total assets at September 30, 2025 and December 31, 2024, respectively.
•During the first nine months of 2025, the Bank paid dividends totaling $156.2 million. The Bank’s first quarter 2025 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 0.1 percent) and 5.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 1.1 percent), respectively. The Bank’s second quarter 2025 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.43 percent (a rate equal to average overnight SOFR for the first quarter of 2025 plus 0.1 percent) and 5.43 percent (a rate equal to average overnight SOFR for the first quarter of 2025 plus 1.1 percent), respectively. The Bank’s third quarter 2025 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.42 percent (a rate equal to average overnight SOFR for the second quarter of 2025 plus 0.1 percent) and 5.42 percent (a rate equal to average overnight SOFR for the second quarter of 2025 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2025			2024
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$51,163,413	$64,103,762	$59,808,271	$67,743,248	$71,357,743
Investments (1)	54,214,405	45,342,669	43,737,898	53,740,886	47,351,165
Mortgage loans held for portfolio	6,378,041	6,169,418	5,891,279	5,771,240	5,581,287
Allowance for credit losses on mortgage loans	7,991	7,357	7,590	7,187	7,110
Total assets	112,185,020	116,060,417	109,884,580	127,725,048	124,872,093
Consolidated obligations — discount notes	32,352,595	24,944,135	15,131,144	21,637,276	26,969,170
Consolidated obligations — bonds	67,904,709	81,266,694	85,080,418	96,215,218	87,878,910
Total consolidated obligations(2)	100,257,304	106,210,829	100,211,562	117,852,494	114,848,080
Mandatorily redeemable capital stock(3)	1,152	1,711	7,302	181	184
Capital stock — putable	3,340,830	3,850,447	3,637,544	4,168,043	4,330,775
Unrestricted retained earnings	2,407,362	2,330,584	2,260,659	2,198,522	2,127,375
Restricted retained earnings	741,694	710,350	680,551	650,426	615,552
Total retained earnings	3,149,056	3,040,934	2,941,210	2,848,948	2,742,927
Accumulated other comprehensive income	137,646	101,170	165,118	178,670	151,016
Total capital	6,627,532	6,992,551	6,743,872	7,195,661	7,224,718
Dividends paid(3)	48,596	49.272	58,362	68,348	70,421
Income statement (for the quarter)
Net interest income after provision (reversal) for credit losses(4)	$203,687	$194,080	$187,700	$212,454	$226,553
Other income	15,224	13,817	14,703	20,064	18,658
Other expense
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	9,964	8,785	2,134	3,830	7,987
Other	34,814	33,552	32,895	34,944	32,337
AHP assessment	17,415	16,564	16,750	19,375	20,489
Net income	156,718	148,996	150,624	174,369	184,398
Performance ratios
Net interest margin(4)(5)	0.73%	0.68%	0.67%	0.70%	0.73%
Net interest spread (4)(6)	0.42	0.40	0.38	0.37	0.36
Return on average assets	0.56	0.52	0.54	0.57	0.59
Return on average equity	8.88	8.61	8.59	9.58	9.97
Return on average capital stock (7)	16.66	15.79	15.62	16.41	16.44
Total average equity to average assets	6.26	6.02	6.27	5.92	5.88
Regulatory capital ratio(8)	5.79	5.94	5.99	5.49	5.66
Dividend payout ratio (3)(9)	31.01	33.07	38.75	39.20	38.19

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.184 trillion, $1.232 trillion, $1.155 trillion, $1.193 trillion and $1.173 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $101 billion, $107 billion, $101 billion, $119 billion and $116 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $82 thousand, $129 thousand, $3 thousand, $5 thousand and $13 thousand for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $1.5 million, ($5.7 million), ($14.6 million), ($4.1 million) and ($8.2 million) for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively. Included in the fair value hedge ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($4.5 million), ($5.5 million), ($8.9 million), ($10.4 million) and ($11.3 million) for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024 and September 30, 2024, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 56 of this report.
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
On July 28, 2025, the Finance Agency published a notice of proposed rulemaking that would repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation. Comments on the proposed rule were due on or before September 26, 2025.
On September 26, 2025, the Finance Agency rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. The Bank is currently assessing the potential impact that this rescission could have on its collateral eligibility policies.
On October 2, 2025, the Finance Agency withdrew a proposed rule that would have amended its regulations that address boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. For further discussion regarding the previously proposed rule, please refer to the Bank's 2024 10-K.

On October 20, 2025, the Finance Agency rescinded 18 advisory bulletins and 2 technical guidance documents (all of which had been issued during the period from 1997 through 2016). The rescission of these advisory bulletins and technical guidance is not expected to have a significant impact on the Bank's operations.
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

Financial Condition
The following table provides selected period-end balances as of September 30, 2025 and December 31, 2024, as well as selected average balances for the nine-month period ended September 30, 2025 and the year ended December 31, 2024. As shown in the table, the Bank’s total assets decreased by 12.2 percent between December 31, 2024 and September 30, 2025, due primarily to decreases in the Bank's advances and short-term liquidity holdings, partially offset by increases in the Bank's long-term investments and mortgage loans held for portfolio. Total consolidated obligations decreased by $17.6 billion during the nine months ended September 30, 2025 as consolidated obligation bonds decreased by $28.3 billion and consolidated obligation discount notes increased by $10.7 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2025
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2024
Advances	$51,163	$(16,580)	(24.5)%	$67,743
Short-term liquidity holdings
Interest-bearing deposits	3,031	512	20.3%	2,519
Securities purchased under agreements to resell	15,100	(7,150)	(32.1)%	22,250
Federal funds sold	10,175	3,655	56.1%	6,520
Trading securities
U.S. Treasury Bills	1,992	1,992	*	—
U.S. Treasury Notes	3,564	439	14.0%	3,125
Total short-term liquidity holdings	33,862	(552)	(1.6)%	34,414
Long-term investments
Trading securities (U.S. Treasury Note)	—	(103)	(100.0)%	103
Available-for-sale securities	19,250	250	1.3%	19,000
Held-to-maturity securities	1,102	878	392.0%	224
Total long-term investments	20,352	1,025	5.3%	19,327

Mortgage loans held for portfolio, net	6,370	606	10.5%	5,764
Total assets	112,185	(15,540)	(12.2)%	127,725

Consolidated obligations
Consolidated obligations — bonds	67,905	(28,310)	(29.4)%	96,215
Consolidated obligations — discount notes	32,353	10,716	49.5%	21,637
Total consolidated obligations	100,258	(17,594)	(14.9)%	117,852

Mandatorily redeemable capital stock	1	1	*	—
Capital stock	3,341	(827)	(19.8)%	4,168
Retained earnings	3,149	300	10.5%	2,849

Average total assets	113,464	(11,380)	(9.1)%	124,844
Average capital stock	3,808	(685)	(15.2)%	4,493
Average mandatorily redeemable capital stock	7	7	*	—
*The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $16.9 billion (25 percent) during the first nine months of 2025. The decrease in advances during the first nine months of 2025 was primarily attributable to reductions in advances to Charles Schwab Bank, SSB ($15.7 billion) and Comerica Bank ($1.0 billion), partially offset by increases in advances to Cadence Bank ($2.3 billion) and Hancock Whitney Bank ($1.3 billion). While advances demand is difficult to predict, the Bank currently expects that advances will likely decline during the remainder of 2025 in the absence of some type of destabilizing event.
The following table presents advances outstanding, by type of institution, as of September 30, 2025 and December 31, 2024.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial banks	$21,498	42%	$22,814	34%
Savings institutions	11,153	22	26,962	40
Insurance companies	9,312	18	9,000	13
Credit unions	9,153	18	9,172	13
Community Development Financial Institutions	30	—	28	—
Total member advances	51,146	100	67,976	100
Housing associates	59	—	126	—
Non-member borrowers	—	—	6	—
Total par value of advances	$51,205	100%	$68,108	100%
Total par value of advances outstanding to CFIs (1)	$4,269	8%	$4,614	7%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of September 30, 2025 and December 31, 2024 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2025, advances outstanding to the Bank’s five largest borrowers totaled $19.2 billion, representing 37.5 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2024 totaled $34.3 billion, representing 50.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2025.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2025
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
USAA Federal Savings Bank	$6,000	11.7%
American General Life Insurance Company	4,423	8.6
Beal Bank USA	3,400	6.6
Comerica Bank	3,000	5.9
Prosperity Bank	2,400	4.7
	$19,223	37.5%

In addition, Monet Bank (which was previously known as Beal Bank SSB and is an affiliate of Beal Bank USA) and the Variable Annuity Life Insurance Company (an affiliate of American General Life Insurance Company) had outstanding advances of $1.0 billion and $0.9 billion, respectively, as of September 30, 2025, representing 2.0 percent and 1.8 percent, respectively, of the Bank's total outstanding advances as of that date.
On October 6, 2025, Fifth Third Bancorp (Nasdaq: FITB) (domiciled in the Fifth District of the FHLBank System) announced that it had entered into a definitive merger agreement under which it will acquire Comerica, Incorporated (NYSE: CMA), the holding company of Comerica Bank, the Bank’s fourth largest borrower and third largest shareholder as of September 30, 2025. As indicated in the table above, Comerica Bank had $3.0 billion of advances outstanding as of September 30, 2025, which represented 5.9 percent of the Bank’s total outstanding advances at that date. According to the announcement, the transaction is anticipated to close at the end of the first quarter of 2026, subject to shareholder and regulatory approvals and other closing conditions. Currently, the Bank is unable to predict with certainty whether, and for how long, Fifth Third Bancorp will maintain Comerica Bank’s Ninth District charter following the acquisition.
On October 27, 2025, Huntington Bancshares, Incorporated (Nasdaq: HBAN) (domiciled in the Fifth District of the FHLBank System) announced that it had entered into a definitive agreement to acquire Cadence Bank (NYSE: CADE), the Bank’s sixth largest borrower and fifth largest shareholder as of September 30, 2025. At that date, Cadence Bank had $2.3 billion in outstanding advances, which represented 4.4 percent of the Bank’s total outstanding advances as of September 30, 2025. According to the announcement, the transaction is expected to close in the first quarter of 2026, subject to shareholder and regulatory approvals and other customary closing conditions. Currently, the Bank is unable to predict with certainty whether, and for how long, Huntington Bancshares, Incorporated will maintain Cadence Bank’s Ninth District charter following the acquisition.
The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2025 and December 31, 2024.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2025		December 31, 2024
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$44,025	86.0%	$61,009	89.6%
Adjustable/variable-rate indexed	6,309	12.3	6,163	9.0
Amortizing	871	1.7	936	1.4
Total par value	$51,205	100.0%	$68,108	100.0%
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

Short-Term Liquidity Holdings
At September 30, 2025, the Bank’s short-term liquidity holdings were comprised of $15.1 billion of overnight reverse repurchase agreements (of which $7.1 billion was transacted with the Federal Reserve Bank of New York), $10.2 billion of overnight federal funds sold, $3.6 billion of U.S. Treasury Notes, $2.0 billion of U.S. Treasury Bills and $3.0 billion of overnight interest-bearing deposits. At December 31, 2024, the Bank’s short-term liquidity holdings were comprised of $22.3 billion of overnight reverse repurchase agreements (of which $19.6 billion was transacted with the Federal Reserve Bank of New York), $6.5 billion of overnight federal funds sold, $2.5 billion of overnight interest-bearing deposits and $3.1 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during the nine months ended September 30, 2025 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of September 30, 2025, the Bank’s overnight federal funds sold consisted of $5.4 billion transacted with counterparties rated double-A and $4.8 billion transacted with counterparties rated single-A. At that same date, $0.7 of the Bank's interest-bearing deposits were held in a double-A rated bank and $2.3 billion of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount and composition of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2024 10-K. For the nine months ended September 30, 2025, the Bank's core mission asset ("CMA") ratio was 71.0 percent. In comparison, the Bank's CMA ratio was 73.4 percent for the year ended December 31, 2024. The decrease in the Bank's CMA ratio was due in large part to the decrease in its average advances balance during the nine months ended September 30, 2025.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2025 and December 31, 2024 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2025	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
GSE debentures	$—	$1,559	$—	$1,559	$—

MBS portfolio
GSE residential MBS	1,102	—	—	1,102	1,099
GSE commercial MBS	—	17,691	—	17,691	—
Total MBS	1,102	17,691	—	18,793	1,099
Total long-term investments	$1,102	$19,250	$—	$20,352	$1,099

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2024	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$86	$103	$189	$—
GSE obligations	—	2,062	—	2,062	—
Total debentures	—	2,148	103	2,251	—

MBS portfolio
GSE residential MBS	224	—	—	224	221
GSE commercial MBS	—	16,852	—	16,852	—
Total MBS	224	16,852	—	17,076	221
Total long-term investments	$224	$19,000	$103	$19,327	$221

During the nine months ended September 30, 2025, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $89 million and $1.750 billion, respectively. During the nine months ended September 30, 2024, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $22 million and $1.582 billion, respectively.
During the three and nine months ended September 30, 2025, nine and twenty GSE commercial MBS ("CMBS") with aggregate par values of $284.3 million and $539.0 million, respectively, were prepaid. In connection with prepayments of three and four CMBS that occurred during the three and nine months ended September 30, 2025, respectively, the Bank received yield maintenance fees of $3.9 million and $4.7 million, respectively. Yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums or discounts and hedge basis adjustments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $2.7 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and were recorded as an increase in interest income on available-for-sale-securities. During the three and nine months ended September 30, 2024, four and six GSE CMBS with aggregate par values of $117.3 million and $151.0 million, respectively, were prepaid. In connection with one of the GSE CMBS prepayments that occurred during the three months ended September 30, 2024, the Bank received a yield maintenance fee of $1.0 million. The unamortized purchase premiums and hedge basis adjustments on the prepaid securities totaled $1.8 million and $3.6 million for the three and nine months ended September 30, 2024, respectively.
There were no sales of long-term investments during the nine months ended September 30, 2025 or 2024.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $18.8 billion as of September 30, 2025, which represented 290 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired $968 million (par value) of GSE residential MBS ("RMBS"), all of which were collateralized mortgage obligations ("CMOs") designated as held-to-maturity, during the three months ended March 31, 2025. The Bank did not acquire any MBS during the three months ended June 30, 2025. During the three months ended September 30, 2025, the Bank acquired (based on trade date) $1.45 billion (par value) of GSE CMBS. The Bank acquired (based on trade date) $2.4 billion (par value) of GSE CMBS during the nine months ended September 30, 2024. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE MBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of September 30, 2025, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 13 of this report).
As of September 30, 2025, the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated Aa1 by Moody's and AA+ by S&P.
The Bank's GSE RMBS portfolio is comprised of CMOs with variable-rate coupons ($1.103 billion par value at September 30, 2025). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2025, one-month SOFR was 4.31 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.69 percent to 8.44 percent. The largest concentration of embedded effective caps ($1.098 billion) was below 6.5 percent. As of September 30, 2025, one-month SOFR rates were 138 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of September 30, 2025 and December 31, 2024, mortgage loans held for portfolio (net of allowance for credit losses) were $6.4 billion and $5.8 billion, respectively, representing approximately 5.7 percent and 4.5 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Substantially all of the mortgage loans on the Bank's balance sheet at September 30, 2025 were conventional loans, almost all of which were acquired since 2016.
During the three and nine months ended September 30, 2025, the Bank acquired mortgage loans totaling $363 million ($355 million unpaid principal balance) and $1.009 billion ($990 million unpaid principal balance), respectively. In comparison, the

Bank acquired mortgage loans totaling $282 million ($276 million unpaid principal balance) and $811 million ($797 million unpaid principal balance) during the three and nine months ended September 30, 2024, respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. During the three and nine months ended September 30, 2025, mortgage loan prepayments totaled $100 million and $249 million, respectively, compared to $75 million and $203 million during the three and nine months ended September 30, 2024, respectively.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $684,000 and $644,000 during the three months ended September 30, 2025 and 2024, respectively, and $2,022,000 and $1,903,000 for the nine months ended September 30, 2025 and 2024, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $7,991,000 and $7,187,000 at September 30, 2025 and December 31, 2024, respectively.
As more fully discussed in the 2024 10-K, the Bank is subject to two annual housing goals relating to its purchases of mortgage loans. First, at least 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. Second, at least 50 percent of the Bank's members that are selling mortgage loans to the Bank in a calendar year must be small members. During the first nine months of 2025, approximately 23 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and approximately 58 percent of members that sold mortgage loans to the Bank were small members.
On October 20, 2025, Huntington Bancshares, Incorporated announced that it had closed its merger with Veritex Holdings, Inc., the holding company of Veritex Community Bank, the largest seller of mortgage loans to the Bank during the nine months ended September 30, 2025. Veritex Community Bank's Ninth District Charter was terminated effective October 20, 2025. During the nine-month period, the Bank acquired mortgage loans from Veritex Community Bank with an unpaid principal balance totaling $177.3 million, which represented 18 percent of the mortgage loans acquired by the Bank (based on unpaid principal balance) during the period. At September 30, 2025, Veritex Community Bank had no outstanding advances and approximately $1.0 billion of outstanding letters of credit.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2025, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $28.9 billion and its outstanding consolidated obligation discount notes (at par value) increased by $10.8 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2025 and December 31, 2024.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2025		December 31, 2024
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$29,090	42.5%	$34,735	35.7%
Non-callable	12,166	17.8	11,316	11.7
Non-callable variable-rate SOFR-indexed	22,425	32.8	45,968	47.2
Step-up
Callable	2,912	4.2	3,317	3.4
Non-callable	1,820	2.7	1,940	2.0
Callable step-down	15	—	15	—
Total par value	$68,428	100.0%	$97,291	100.0%
During the first nine months of 2025, the Bank issued $61.7 billion of consolidated obligation bonds and approximately $55.4 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing and called consolidated obligations. At September 30, 2025 and December 31, 2024, discount notes comprised approximately 32 percent and 18 percent, respectively, of the Bank's total consolidated obligations. During the nine months ended September 30, 2025, the Bank's bond issuance (based on trade date and par value) consisted of approximately $26.6 billion of swapped fixed-rate callable bonds (including step-up bonds), $34.0 billion of SOFR-indexed bonds and $0.8 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped).
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR minus 1 basis point during the three months ended September 30, 2025, compared to SOFR minus 2 basis points during the three months ended June 30, 2025 and SOFR flat during the three months ended September 30, 2024.
Demand and term deposits were approximately $2.0 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $3.3 billion and $4.2 billion at September 30, 2025 and December 31, 2024, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $3.8 billion and $4.5 billion for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.
Mandatorily redeemable capital stock outstanding at September 30, 2025 and December 31, 2024 was $1.2 million and $0.2 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.

At September 30, 2025 and December 31, 2024, the Bank’s five largest shareholders collectively held $0.887 billion and $1.482 billion, respectively, of capital stock, which represented 26.6 percent and 35.5 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2025.

FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2025
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
USAA Federal Savings Bank	$292,399	8.8%
American General Life Insurance Company	216,847	6.5
Comerica Bank	130,000	3.9
Beal Bank USA	124,886	3.7
Cadence Bank	123,189	3.7
	$887,321	26.6%
As of September 30, 2025, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Six affiliates of USAA Federal Savings Bank held a combined total of $31,643,000 of the Bank's capital stock as of September 30, 2025. In addition, as of that date, the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $53,810,000 of the Bank's capital stock. Further, Monet Bank (which was previously known as Beal Bank SSB), an affiliate of Beal Bank USA, held $43,648,000 of the Bank's capital stock. In aggregate, USAA-affiliated institutions, institutions affiliated with American General Life Insurance Company and institutions affiliated with Beal Bank USA held $324,042,000, $270,657,000 and $168,534,000, respectively, of the Bank's capital stock as of September 30, 2025, representing 9.7 percent, 8.1 percent and 5.0 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
The following table presents outstanding capital stock, by type of institution, as of September 30, 2025 and December 31, 2024.

CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2025		December 31, 2024
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,470	44%	$1,669	40%
Credit unions	801	24	786	19
Insurance companies	539	16	522	13
Savings institutions	529	16	1,189	28
CDFIs	2	—	2	—
Total capital stock classified as capital	3,341	100	4,168	100
Mandatorily redeemable capital stock	1	—	—	—
Total regulatory capital stock	$3,342	100%	$4,168	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the nine months ended September 30, 2025, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit that were issued or renewed on and after April 19, 2021 (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
As more fully described in the 2024 10-K (specifically, Note 15 to the audited financial statements on page F-41 of that report), the Bank previously offered two reduced stock advance programs wherein, for each program, the activity-based stock investment requirement was reduced from 4.1 percent to 2.0 percent for certain advances that were funded during specified periods. At September 30, 2025, the remaining balance of advances funded under these programs totaled $2.2 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2025, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 24, 2025, June 23, 2025 and September 22, 2025, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less or (2) the shareholder was on restricted collateral status (subject to certain exceptions). On March 24, 2025, June 23, 2025 and September 22, 2025 the Bank repurchased surplus stock totaling $353.9 million, $139.4 million and $224.7 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 24, 2025 and June 23, 2025, the Bank also repurchased all excess stock held by non-member shareholders at those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $4.7 million and $7.1 million, respectively. There was no excess stock held by non-member shareholders on September 22, 2025.
At September 30, 2025, the Bank’s excess stock totaled $0.7 billion, which represented 0.66 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2025, the Bank’s retained earnings increased by $300 million, from $2.849 billion at December 31, 2024 to $3.149 billion at September 30, 2025. During this same period, the Bank paid dividends on capital stock totaling $156.2 million, which represented a weighted average annualized dividend rate of 5.26 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 0.1 percent) and 5.78 percent (a rate equal to average overnight SOFR for the fourth quarter of 2024 plus 1.1 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2024 through December 31, 2024, were paid on March 25, 2025. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.43 percent (a rate equal to average overnight SOFR for the first quarter of 2025 plus 0.1 percent) and 5.43 percent (a rate equal to average overnight
SOFR for the first quarter of 2025 plus 1.1 percent), respectively. The second quarter dividends, which were applied to average
Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2025 through March 31, 2025, were paid on June 24, 2025. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.42 percent (a rate equal to average overnight SOFR for the second quarter of 2025 plus 0.1 percent) and 5.42 percent (a rate equal to average overnight SOFR for the second quarter of 2025 plus 1.1 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2025 through June 30, 2025, were paid on September 23, 2025.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2024 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2025, the Bank’s total risk-based capital requirement was $1.194 billion, comprised of credit risk, market risk and operations risk capital requirements of $482 million, $436 million and $276 million, respectively, and its permanent capital was $6.491 billion.

In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2025 or December 31, 2024. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the nine months ended September 30, 2025, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2025, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.79 percent and 8.68 percent, respectively. The Bank's capital stock-to-assets ratio was 3.31 percent for the month ended September 30, 2025. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2025 and December 31, 2024, see “Item 1. Financial Statements” (specifically, Note 14 on page 30 of this report).

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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2025 and December 31, 2024.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2025
Advances	$25,783	$2,733	$—	$850	$29,366
Investments	—	19,327	—	4,400	23,727
Mortgage loans held for portfolio	—	—	—	787	787
Consolidated obligation bonds	—	40,678	—	421	41,099
Consolidated obligation discount notes	—	—	966	22,169	23,135
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	10,000	10,000
Other	—	—	—	400	400
Total notional balance	$25,783	$62,738	$966	$39,046	$128,533
December 31, 2024
Advances	$35,301	$2,699	$—	$5,000	$43,000
Investments	—	19,594	—	3,309	22,903
Mortgage loans held for portfolio	—	—	—	1,642	1,642
Consolidated obligation bonds	—	46,587	—	436	47,023
Consolidated obligation discount notes	—	—	1,066	12,561	13,627
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$35,301	$68,880	$1,066	$38,667	$143,914

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2025, the Bank had cleared trades outstanding with notional amounts totaling $64.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2025, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $63.6 billion.
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
As of September 30, 2025, cash collateral totaling $379 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value (and fair value) of $157 million to four bilateral derivative counterparties to meet its initial margin requirements. Further, as of September 30, 2025, the Bank had pledged $338 million (carrying value and fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of September 30, 2025, the Bank had received $306 million in cash variation margin to settle its cleared derivatives with its clearinghouse counterparties.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2025.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	4	$5,307.9	$11.8	$(11.4)	$—	$0.4
Liability positions with credit exposure
Double-A	1	1,014.0	(43.2)	43.3	—	0.1
Single-A	4	12,293.4	(29.4)	30.5	8.7	9.8
Triple-B	1	4,901.2	(55.5)	56.2	—	0.7
Cleared derivatives (3)	—	64,855.4	(8.2)	(0.3)	337.8	329.3
Total derivative positions with non-member counterparties to which the Bank had credit exposure	10	88,371.9	(124.5)	118.3	346.5	340.3
Asset positions without credit exposure	3	3,787.3	24.4	(28.6)	—	—
Liability positions without credit exposure (4)	6	36,341.6	(255.6)	250.0	(2.2)	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	40,128.9	(231.2)	221.4	(2.2)	—
Total non-member counterparties	19	128,500.8	(355.7)	$339.7	$344.3	$340.3

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	9.3	—
Mortgage delivery commitments	—	23.2	—
Total member institutions	1	32.5	—
Total	20	$128,533.3	$(355.7)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of September 30, 2025.
(2)Includes amounts that had not settled as of September 30, 2025.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions without credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $7.3 billion.
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

Results of Operations
Net Income
Net income for the three months ended September 30, 2025 and 2024 was $156.7 million and $184.4 million, respectively. The Bank’s net income for the three months ended September 30, 2025 represented an annualized return on average capital stock ("ROCS") of 16.66 percent. In comparison, the Bank’s ROCS was 16.44 percent for the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 and 2024 was $456.3 million and $552.3 million, respectively. The Bank’s net income for the nine months ended September 30, 2025 represented an annualized ROCS of 16.02 percent. In comparison, the Bank’s ROCS was 16.10 percent for the nine months ended September 30, 2024. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The following table presents the components of net income for the three and nine months ended September 30, 2025 and 2024. The factors contributing to the changes in the Bank's net income are discussed in the sections following the table.
SUMMARY OF CHANGES IN NET INCOME
(dollars in millions)

			Increase (Decrease)
	2025	2024	Amount	Percentage
Three Months Ended September 30,
Net interest income after provision for credit losses	$203.7	$226.5	$(22.8)	(10.1)%
Other income	15.2	18.7	(3.5)	(18.7)
Other expense	44.8	40.3	4.5	11.2
Income before assessments	174.1	204.9	(30.8)	(15.0)
AHP assessment	17.4	20.5	(3.1)	(15.1)
Net income	$156.7	$184.4	$(27.7)	(15.0)%
Nine Months Ended September 30,
Net interest income after provision (reversal) for credit losses	$585.5	$679.1	$(93.6)	(13.8)%
Other income	43.7	43.8	(0.1)	(0.2)
Other expense	122.2	109.2	13.0	11.9
Income before assessments	507.0	613.7	(106.7)	(17.4)
AHP assessment	50.7	61.4	(10.7)	(17.4)
Net income	$456.3	$552.3	$(96.0)	(17.4)%

Net Interest Income After Provision (Reversal) for Credit Losses
For the three months ended September 30, 2025, the Bank’s net interest income after provision for credit losses was $203.7 million compared to $226.5 million for the comparable period in 2024. The $22.8 million decrease in net interest income for the three months ended September 30, 2025, as compared to the corresponding period in 2024, was due largely to the decrease in the average balances of the Bank's interest-earning assets from $125.3 billion during the three months ended September 30, 2024 to $111.5 billion during the comparable period in 2025 and lower rates of return on the Bank's invested capital, partially offset by a $6.8 million decrease in net price alignment expense on cleared derivatives and a $3.8 million increase in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 47 of this report).
For the nine months ended September 30, 2025, the Bank’s net interest income after provision (reversal) for credit losses was $585.5 million compared to $679.1 million for the comparable period in 2024. The $93.6 million decrease in net interest income for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, was due largely to the decrease in the average balances of the Bank's interest-earning assets from $125.9 billion during the nine months ended September 30, 2024 to $113.2 billion during the comparable period in 2025 and lower rates of return on the Bank's invested capital, partially offset by a $30.9 million decrease in net price alignment expense on cleared derivatives and a $7.8 million increase in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 47 of this report).

The Bank’s net interest margin was 73 basis points and 70 basis points for the three and nine months ended September 30, 2025, respectively, compared to 73 basis points and 72 basis points for the three and nine months ended September 30, 2024, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 42 basis points and 36 basis points for the three months ended September 30, 2025 and 2024, respectively, and 40 basis points and 34 basis points for the nine months ended September 30, 2025 and 2024, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives). In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net gains recorded on GSE CMBS prepayments.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. The following table presents the fair value hedge ineffectiveness and price alignment amounts that are recorded in net interest income for the three and nine months ended September 30, 2025 and 2024.
FAIR VALUE HEDGE INEFFECTIVENESS AND PRICE ALIGNMENT AMOUNT RECORDED IN NET INTEREST INCOME
(dollars in thousands)

	Advances	Investments	CO Bonds	CO Discount Notes	Total
Three Months Ended September 30, 2025
Gains on designated fair value hedges	$16	$1,951	$4,067	$—	$6,034
Price alignment expense (1)	(1,752)	(2,411)	(30)	(309)	(4,502)
	$(1,736)	$(460)	$4,037	$(309)	$1,532

Three Months Ended September 30, 2024
Gains (losses) on designated fair value hedges	$(1,019)	$(695)	$4,825	$—	$3,111
Price alignment expense (1)	(4,523)	(5,760)	(390)	(671)	(11,344)
	$(5,542)	$(6,455)	$4,435	$(671)	$(8,233)

Nine Months Ended September 30, 2025
Gains (losses) on designated fair value hedges	$(997)	$794	$393	$—	$190
Price alignment expense (1)	(7,855)	(9,505)	(345)	(1,228)	(18,933)
	$(8,852)	$(8,711)	$48	$(1,228)	$(18,743)

Nine Months Ended September 30, 2024
Losses on designated fair value hedges	$(455)	$(1,777)	$(981)	$—	$(3,213)
Price alignment expense (1)	(23,392)	(22,477)	(1,391)	(2,605)	(49,865)
	$(23,847)	$(24,254)	$(2,372)	$(2,605)	$(53,078)
______________________
(1) Relates to derivatives for which variation margin payments are characterized as daily settlements.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 37 basis points and 38 basis points during the three and nine months ended September 30, 2024, respectively, to 31 basis points and 30 basis points during the three and nine months ended September 30, 2025, respectively. The decrease in the impact of non-interest bearing funds for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, was primarily due to the decrease in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2025 and 2024.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,404	$38	4.39%	$3,954	$53	5.39%
Securities purchased under agreements to resell	4,178	46	4.35%	4,407	59	5.36%
Federal funds sold	10,438	115	4.37%	12,640	170	5.36%
Investments
Trading	3,488	34	3.88%	2,646	31	4.64%
Available-for-sale (3)	18,700	254	5.43%	19,096	301	6.29%
Held-to-maturity (3)	1,125	15	5.41%	235	4	5.90%
Advances (4)	63,935	752	4.71%	76,852	1,091	5.68%
Mortgage loans held for portfolio (5)	6,276	72	4.59%	5,500	58	4.26%
Total earning assets	111,544	1,326	4.75%	125,330	1,767	5.64%
Cash and due from banks	15			84
Other assets	610			486
Derivatives netting adjustment (2)	(456)			(844)
Fair value adjustment on available-for-sale securities (3)	85			126
Total assets	$111,798	1,326	4.74%	$125,182	1,767	5.65%
Liabilities and Capital
Interest-bearing deposits (2)	$1,792	19	4.32%	$1,634	22	5.28%
Consolidated obligations
Bonds	75,674	831	4.39%	94,291	1,257	5.33%
Discount notes	26,059	272	4.16%	20,738	261	5.03%
Mandatorily redeemable capital stock and other borrowings	2	—	5.48%	1	—	2.30%
Total interest-bearing liabilities	103,527	1,122	4.33%	116,664	1,540	5.28%
Other liabilities	1,728			2,000
Derivatives netting adjustment (2)	(456)			(844)
Total liabilities	104,799	1,122	4.28%	117,820	1,540	5.23%
Total capital	6,999			7,362
Total liabilities and capital	$111,798		4.01%	$125,182		4.92%
Net interest income		$204			$227
Net interest margin			0.73%			0.73%
Net interest spread			0.42%			0.36%
Impact of non-interest bearing funds			0.31%			0.37%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2025 and 2024 in the table above include $378 million and $810 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2025 and 2024 in the table above include $77 million and $32 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $35 million and $25 million of non-accruing loans for the three months ended September 30, 2025 and 2024, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2025 and 2024.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,263	$108	4.41%	$4,039	$164	5.44%
Securities purchased under agreements to resell	3,553	116	4.37%	4,595	185	5.39%
Federal funds sold	11,780	387	4.39%	11,753	475	5.40%
Investments
Trading	3,140	91	3.87%	2,386	84	4.68%
Available-for-sale (3)	18,699	757	5.40%	18,403	872	6.32%
Held-to-maturity (3)	999	38	5.15%	243	11	5.91%
Advances (4)	65,770	2,312	4.69%	79,106	3,385	5.70%
Mortgage loans held for portfolio (5)	6,045	205	4.52%	5,334	166	4.15%
Total earning assets	113,249	4,014	4.73%	125,859	5,342	5.66%
Cash and due from banks	29			51
Other assets	629			514
Derivatives netting adjustment (2)	(542)			(917)
Fair value adjustment on available-for-sale securities (3)	99			134
Total assets	$113,464	4,014	4.72%	$125,641	5,342	5.67%
Liabilities and Capital
Interest-bearing deposits (2)	$2,055	66	4.30%	$1,531	61	5.33%
Consolidated obligations
Bonds	83,185	2,726	4.37%	100,316	4,037	5.37%
Discount notes	20,243	632	4.16%	15,062	565	5.00%
Mandatorily redeemable capital stock and other borrowings	7	—	4.47%	1	—	8.43%
Total interest-bearing liabilities	105,490	3,424	4.33%	116,910	4,663	5.32%
Other liabilities	1,500			2,253
Derivatives netting adjustment (2)	(542)			(917)
Total liabilities	106,448	3,424	4.29%	118,246	4,663	5.26%
Total capital	7,016			7,395
Total liabilities and capital	$113,464		4.02%	$125,641		4.95%
Net interest income		$590			$679
Net interest margin			0.70%			0.72%
Net interest spread			0.40%			0.34%
Impact of non-interest bearing funds			0.30%			0.38%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2025 and 2024 in the table above include $433 million and $866 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2025 and 2024 in the table above include $108 million and $49 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $38 million and $24 million of non-accruing loans for the nine months ended September 30, 2025 and 2024, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three- and nine-month periods ended September 30, 2025 and 2024. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025 vs. 2024			September 30, 2025 vs. 2024
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(6)	$(9)	$(15)	$(28)	$(28)	$(56)
Securities purchased under agreements to resell	(2)	(11)	(13)	(37)	(32)	(69)
Federal funds sold	(27)	(28)	(55)	1	(89)	(88)
Investments
Trading	9	(6)	3	24	(17)	7
Available-for-sale	(6)	(41)	(47)	14	(129)	(115)
Held-to-maturity	12	(1)	11	29	(2)	27
Advances	(169)	(170)	(339)	(522)	(551)	(1,073)
Mortgage loans held for portfolio	9	5	14	24	15	39
Total interest income	(180)	(261)	(441)	(495)	(833)	(1,328)
Interest expense
Interest-bearing deposits	2	(5)	(3)	19	(14)	5
Consolidated obligations
Bonds	(224)	(202)	(426)	(628)	(683)	(1,311)
Discount notes	60	(49)	11	172	(105)	67
Total interest expense	(162)	(256)	(418)	(437)	(802)	(1,239)
Changes in net interest income	$(18)	$(5)	$(23)	$(58)	$(31)	$(89)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2025 and 2024.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income (expense) associated with:
Member/offsetting derivatives	$2	$1	$4	$5
Economic hedge derivatives related to advances	668	2,197	(2,279)	8,640
Economic hedge derivatives related to trading securities	4,854	3,130	12,022	5,009
Economic hedge derivatives related to available-for-sale securities	173	263	960	270
Economic hedge derivatives related to consolidated obligation bonds	(165)	(517)	284	(1,295)
Economic hedge derivatives related to consolidated obligation discount notes	(4,475)	(2,326)	(4,781)	(4,339)
Economic hedge derivatives related to mortgage loans held for portfolio	4,075	4,363	11,709	12,771
Other stand-alone economic hedge derivatives	(2,802)	(3,789)	(8,252)	(11,318)
Total net interest income associated with economic hedge derivatives	2,330	3,322	9,667	9,743
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(976)	(11,647)	2,578	(13,096)
Available-for-sale securities	(46)	(90)	(48)	(71)
Trading securities	(3,597)	(9,587)	(11,789)	(5,363)
Mortgage loans held for portfolio	(4,017)	(12,690)	(17,007)	(9,420)
Consolidated obligation bonds	624	2,616	2,378	1,847
Consolidated obligation discount notes	3,781	10,183	677	8,133
Other stand-alone economic hedge derivatives	2,511	10,075	9,118	8,595
Interest rate swaptions
Available-for-sale securities	(735)	438	(203)	(1,176)
Mortgage loans held for portfolio	(802)	(355)	(4,062)	(2,621)
Mortgage delivery commitments	(236)	214	878	792
Member/offsetting swaps and caps	(2)	(1)	(4)	(3)
Total fair value losses related to economic hedge derivatives	(3,495)	(10,844)	(17,484)	(12,383)
Price alignment amount on daily settled derivative contracts	982	3,007	4,330	12,536
Total net gains (losses) on derivatives and hedging activities	(183)	(4,515)	(3,487)	9,896
Net gains on trading securities	7,126	16,487	23,335	11,487
Net gains on other assets carried at fair value	1,160	934	2,312	2,293
Service fees	808	(181)	2,253	1,181
Letter of credit fees	5,729	5,409	17,584	17,220
Standby bond purchase agreement fees	491	388	1,358	1,169
Other, net	93	136	389	493
Total other	15,407	23,173	47,231	33,843
Total other income	$15,224	$18,658	$43,744	$43,739

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(0.4) million and $(9.1) million for the three months ended September 30, 2025 and 2024, respectively, and totaled $4.9 million and $(11.3) million for the nine months ended September 30, 2025 and 2024, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio, the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both September 30, 2025 and December 31, 2024, the notional balance of these derivatives totaled $400 million. For the three months ended September 30, 2025 and 2024, the gains associated with these stand-alone economic hedge derivatives were $2.5 million and $10.1 million. The gains associated with these stand-alone economic hedge derivatives were $9.1 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The losses on these interest rate swaps and swaptions were $(4.8) million and $(13.0) million for the three months ended September 30, 2025 and 2024, respectively, and $(21.1) million and $(12.0) million for the nine months ended September 30, 2025 and 2024, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(0.2) million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended September 30, 2025 and 2024, the gains (losses) associated with these stand-alone economic hedge derivatives were $(0.7) million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, the losses associated with these stand-alone economic hedge derivatives were $0.2 million and $1.2 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended September 30, 2025 and 2024, the gains associated with these stand-alone economic hedge derivatives were $3.8 million and $10.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the gains associated with these stand-alone economic hedge derivatives were $0.7 million and $8.1 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and nine months ended September 30, 2025 and 2024.
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
Other
During the nine months ended September 30, 2025 and 2024, the Bank held U.S. Treasury Notes and U.S Treasury Bills. All of these securities were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains on these investments were $7.1 million and $16.5 million for the three months ended September 30, 2025 and 2024, respectively, and $23.3 million and $11.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The losses associated with these stand-alone derivatives were $3.6 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively, and $11.8 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $1.2 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million for both the nine months ended September 30, 2025 and 2024. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $5.7 million and $17.5 million for the three and nine months ended September 30, 2025, respectively, compared to $5.4 million and $17.2 million, respectively, for the corresponding periods in 2024. At September 30, 2025 and 2024, outstanding letters of credit totaled $29.8 billion and $31.5 billion, respectively.
Standby bond purchase agreement fees totaled $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, outstanding standby bond purchase agreements totaled $962 million and $797 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, subsidies, donations and Affordable Housing Program contributions; derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and nine months ended September 30, 2025, these expenses totaled $44.8 million and $122.2 million, respectively, compared to $40.3 million and $109.2 million for the corresponding periods in 2024.
Compensation and benefits were $16.9 million and $49.0 million for the three and nine months ended September 30, 2025, respectively, compared to $14.6 million and $43.5 million for the corresponding periods in 2024. The increase in compensation and benefits for the three months ended September 30, 2025, as compared to the corresponding period in 2024, totaled $2.3 million and was due largely to cost-of-living and merit increases and higher average headcount as well as a $0.2 million increase in fair value-related expenses associated with the Bank's nonqualified deferred compensation plans. The increase in compensation and benefits for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, totaled $5.5 million and was due largely to cost-of-living and merit increases and higher average headcount, as well as an increase in expenses related to the Bank's supplemental executive retirement plan ("SERP"). During the first quarter of 2025 and the second quarter of 2024, the Bank made contributions of $1.8 million and 1.0 million, respectively, to its SERP. The Bank's average headcount was 224 and 212 employees for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the Bank employed 225 people, an increase of 2 employees from December 31, 2024.
Other operating expenses for the three and nine months ended September 30, 2025 were $13.2 million and $38.0 million, respectively, compared to $12.4 million and $38.6 million for the corresponding periods in 2024, representing an increase of $0.8 million and a decrease of $0.6 million, respectively. The increase in other operating expenses for the three months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to increases in safekeeping fees, low-dollar office furniture and equipment, and professional services, partially offset by lower usage of independent contractors to support information technology initiatives at the Bank. The decrease in other operating expenses for the nine months ended September 30, 2025, as compared to the corresponding periods in 2024, resulted primarily from lower usage of independent contractors to support information technology initiatives at the Bank, partially offset by increases in safekeeping fees, low-dollar office furniture and equipment, and mortgage program expenses.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $4.5 million and

$13.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $5.1 million and $15.2 million for the corresponding periods in 2024.
Voluntary grants, subsidies, donations and Affordable Housing Program contributions totaled $10.0 million and $20.9 million for the three and nine months ended September 30, 2025, respectively, as compared to $8.0 million and $10.8 million for the three and nine months ended September 30, 2024. The amounts funded under the Bank's voluntary community investment programs during the nine months ended September 30, 2025 are presented in the section below entitled "Voluntary Community Investment Programs."
Derivative clearing fees were $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, compared to $0.3 million and $1.1 million for the corresponding periods in 2024. The decline in derivative clearing fees was due largely to a decline in the volume of cleared derivatives that were transacted during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $17.4 million and $20.5 million for the three months ended September 30, 2025 and 2024, respectively, and $50.7 million and $61.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Voluntary Community Investment Programs
The Bank offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, all of which are discussed in the 2024 10-K.
Beginning in 2024, the Bank has, in the absence of changes to its statutory AHP obligation and/or the imposition of any new statutory or regulatory assessments, committed to annually make available for its voluntary loan and grant programs an amount that equals or exceeds five percent of its prior year income before assessments as adjusted for interest expense on mandatorily redeemable capital stock and the income statement effects of voluntary programs and AHP make-whole contributions (“Adjusted Income Before Assessments”). The income statement effects of voluntary programs are comprised of grants, subsidies, donations, and interest income and the provision (reversal) for credit losses on the Bank’s voluntary program loans. Make-whole contributions to the Bank’s AHP are disclosed in Note 11 to the Bank's financial statements and are more fully discussed in the paragraph immediately following the table below. By adjusting for these items, the amount to be made available for the Bank’s voluntary loan and grant programs in the following year is not negatively impacted by interest expense on mandatorily redeemable capital stock, the income statement effects of voluntary programs or AHP make-whole contributions that are recorded in the Bank’s current year earnings. Annually, the Bank also makes available for its voluntary loan and grant programs any receipts of principal and interest on voluntary program loans from the prior year. If, after using its best efforts to award or loan the funds that have been made available, there are unused funds at the end of a calendar year, such funds are carried forward to the succeeding year to support the programs(s) for which the funds were initially designated or, alternatively, reallocated to other voluntary programs.
On July 2, 2025, the Bank announced the 2025 Support for Housing Affordability Resource Enhancement ("SHARE 2025") advance program, which supports members' commitment to housing affordability by providing a reduced interest rate on advances that support housing affordability initiatives. Under SHARE 2025, the Bank has made available $5 billion in advances at rates that are significantly below standard advance rates. The program is available from July 15, 2025 though January 15, 2026. At September 30, 2025, $1.2 billion of advances were outstanding under the SHARE 2025 program.

For the year ended December 31, 2024, the Bank’s Adjusted Income Before Assessments was $824,812,000, which resulted in a target minimum allocation of $41,241,000 to its voluntary loan and grant programs for 2025. The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2025 and the loans/grants/subsidies/donations that were funded during the nine months ended September 30, 2025.

VOLUNTARY COMMUNITY INVESTMENT PROGRAMS
(in thousands)

	Amount Carried Forward From 2024	Amount from 2024 Made Available in 2025	Receipts of Principal and Interest from 2024	Reallocations and Additional Funds Made Available in 2025	Total Available in 2025	Loans/Grants/ Subsidies/Donations Funded During the Nine Months Ended September 30, 2025	Amount Remaining
Loan Programs
CANOPY Fund	$20,149	$1,944	$—	$9	$22,102	$22,102	$—
Small Business Boost	190	4,750	2,035	—	6,975	1,572	5,403
Total Loan Programs	20,339	6,694	2,035	9	29,077	23,674	5,403

Grant Programs
FORTIFIED Fund (Owner Property)	83	10,000	—	—	10,083	9,696	387
Heirs' Property Program	—	3,000	—	—	3,000	—	3,000
Partnership Grant Program	—	1,000	—	—	1,000	925	75
Native American Housing Opportunities Fund	—	2,500	—	247	2,747	2,747	—
Housing Assistance for Veterans	—	1,000	—	—	1,000	992	8
Small Business Recovery Grant	—	1,385	—	—	1,385	1,385	—
FORTIFIED Fund (Rental Property)	—	10,000	—	—	10,000	—	10,000
Native American Down Payment Assistance	—	1,000	—	(1,000)	—	—	—
SHFA - Home Ownership/Financial Education Support	—	600	—	—	600	600	—
Homebuyer Equity Leverage Partnership *	—	4,062	—	938	5,000	—	5,000
Total Grant Programs	83	34,547	—	185	34,815	16,345	18,470

Donations and Other Contributions
SHARE 2025 Subsidized Advances	—	—	—	2,056	2,056	2,056	—
Disaster Relief Donations (Texas Hill Country Flooding)	—	—	—	100	100	100	—
Total Donations and Other Contributions	—	—	—	2,156	2,156	2,156	—

Total Voluntary Community Investment Programs	$20,422	$41,241	$2,035	$2,350	$66,048	$42,175	$23,873
* These funds are in addition to the set-aside amount from the Bank's 2024 statutory AHP assessment, which totals $17.0 million.
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. By resolution of the Bank’s Board of Directors, this obligation became effective on January 1, 2024. During the three and nine months ended September 30, 2025, the AHP make-whole amounts were $977,000 and $2,382,000, respectively. These amounts, which are recorded in “Voluntary grants, subsidies, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, were derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the three and nine months ended September 30, 2025 by $8,789,000 and $21,436,000, respectively, and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.

Critical Accounting Estimates
A discussion of the Bank’s critical accounting estimates is provided in the 2024 10-K. During the nine months ended September 30, 2025, there were no substantive changes to the methods used by the Bank to calculate its critical accounting estimates.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2025, the Bank’s short-term liquidity holdings were comprised of $15.1 billion of overnight reverse repurchase agreements (of which $7.1 billion was transacted with the Federal Reserve Bank of New York), $10.2 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits, $3.6 billion of U.S. Treasury Notes and $2.0 billion of U.S. Treasury Bills.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2025 or 2024.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the nine months ended September 30, 2025.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at September 30, 2025, June 30, 2025, March 31, 2025 and December 31, 2024.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2024	$7.161	$7.209	0.67%	$7.203	0.59%	$7.196	0.49%	$7.165	0.06%
March 2025	6.756	6.812	0.83%	6.840	1.24%	6.796	0.59%	6.785	0.43%
June 2025	6.960	6.991	0.45%	7.054	1.35%	6.984	0.35%	6.992	0.46%
September 2025	6.609	6.599	(0.15)%	6.720	1.68%	6.608	(0.02)%	6.661	0.79%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2024	0.19	(0.23)	(0.04)	(0.48)	(0.41)	(0.04)	0.35	0.50
March 2025	0.21	(0.24)	(0.03)	(0.21)	(0.62)	0.05	0.66	0.79
June 2025	0.23	(0.26)	(0.03)	(0.17)	(0.41)	0.10	0.71	0.90
September 2025	0.26	(0.25)	0.01	0.37	(0.14)	0.33	0.77	0.83
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

November 12, 2025	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)