Form 10-K
period 2025-12-31
Federal Home Loan Bank of Dallas
filed 2026-03-20
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 11, 2026, the registrant had 32,704,846 shares of its capital stock outstanding. As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $3.852 billion.

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
The public purpose of the Bank is to promote housing, jobs and general prosperity through products and services that assist its members in providing affordable credit in their communities. The Bank’s primary business is to serve as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing debt in the capital markets and lending the proceeds to member institutions (in the form of loans known as advances) at rates that are slightly higher than the cost of the debt. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank endeavors to manage its assets and liabilities in such a way that its net interest spread is consistent across a wide range of interest rate environments. The intermediation of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, commonly referred to as derivatives or derivative instruments.
The Bank’s principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. Generally, consolidated obligations are traded in the over-the-counter market. All 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the more favorable rates generally available to GSEs. Consolidated obligations are currently rated Aa1/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by S&P Global Ratings (“S&P”), each with a stable outlook. Pursuant to the criteria used by S&P and Moody's, the FHLBank System's debt ratings and the credit ratings of the individual FHLBanks are linked closely to the U.S. sovereign credit rating because of the FHLBank's GSE status. On May 19, 2025, Moody's downgraded the long-term senior unsecured debt rating of the FHLBank System to Aa1 from Aaa and changed the outlook on the rating to stable from negative, reflecting the downgrade by Moody's on May 16, 2025 of the U.S. government's long-term issuer and senior unsecured rating to Aa1 with a stable outlook from Aaa with a negative outlook. These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks' GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds for the Bank.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of the date of this report, Moody’s had assigned a deposit rating of Aa1/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+. On May 19, 2025, Moody's downgraded the long-term deposit ratings of each of the FHLBanks to Aa1 from Aaa and changed the outlook on the ratings to stable from negative for the reason cited above.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). As required by the Housing and Economic Recovery Act of 2008 (the “HER Act”), each FHLBank has voluntarily registered a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The Bank's reports and other information filed with the SEC are available at www.sec.gov and through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on "About Us," then “Investor Relations,” and then “SEC” under the heading SEC Filings. The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2025, 2024 and 2023.

MEMBERSHIP SUMMARY

	December 31,
	2025	2024	2023
Commercial banks	517	538	537
Credit unions	136	137	135
Insurance companies	68	66	61
Savings institutions	49	49	51
Community Development Financial Institutions ("CDFIs")	9	10	7

Total members	779	800	791

Housing associates	8	8	8
Non-member borrowers	1	1	2

Total	788	809	801

Community Financial Institutions (“CFIs”) (1)	469	485	496
____________________________________
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2025, 2024 and 2023 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2025, approximately 60 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2025, CFIs were FDIC-insured institutions with average total assets as of December 31, 2024, 2023 and 2022 of less than $1.500 billion. For 2024 and 2023, the asset cap was $1.461 billion and $1.417 billion, respectively. For 2026, the asset cap is $1.541 billion.
As of December 31, 2025, 2024 and 2023, approximately 40.4 percent, 43.0 percent and 47.8 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required or permitted to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed extensions of credit.
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
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2025, 2024 and 2023, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2025	2024	2023
Advances (including prepayment fees)	56.4%	62.6%	69.0%
Investments	38.2	34.1	28.9
Mortgage loans held for portfolio	5.4	3.3	2.1
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$5,199,801	$6,905,999	$8,322,183
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
As of December 31, 2025, 2024 and 2023, the Bank's outstanding advances (at par value) totaled $50.8 billion, $68.1 billion and $80.3 billion, respectively. For the years ended December 31, 2025, 2024 and 2023, average advances outstanding (at par value) were $63.7 billion, $78.0 billion and $107.1 billion, respectively.
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances since it was established in 1932. In accordance with the Bank’s Capital Plan, members and former members must hold Class B-2 capital stock in proportion to their outstanding advances and letters of credit. In addition, members must hold Class B-1 capital stock to meet their membership investment requirement. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B-1 and Class B-2 capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from that member’s financial reports filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined only on the basis of the collateral that such member lists with the Bank or the collateral that such member delivers to the Bank or a third-party custodian approved by the Bank. Under these circumstances, the Bank places the member on “listing collateral status” or “custody status,” as the case may be. For members on listing collateral status or custody status, the Bank continues to maintain a security interest in all of the member's “blanket lien” assets. In addition, members on blanket lien status may choose to list and/or deliver some or all of the collateral to the Bank.
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
As of December 31, 2025, 623 of the Bank’s borrowers/potential borrowers with a total of $35.6 billion in outstanding advances were on blanket lien status, 74 borrowers/potential borrowers with $9.3 billion in outstanding advances were on specific collateral only status, 18 borrowers/potential borrowers with $0.9 billion in outstanding advances were on listing collateral status and 73 borrowers/potential borrowers with $5.0 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers, including those on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. In addition, on a monthly basis or as otherwise requested by the Bank, members/borrowers on listing collateral status or custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. Members/borrowers on blanket lien status may be subject to collateral verifications if in the prior 12-month period ending on November 30 the member/borrower relied on blanket lien collateral or listed loans to support any of its outstanding obligations. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the 12-month period exceed the collateral value of its securities, loans and term deposits held by the Bank or the time that has elapsed since the last verification. Collateral verifications are not required for members/borrowers that are on custody status, or are on blanket lien status but at all times have delivered to the Bank or an approved custodian eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
In January 2024, the Bank announced the Community Development Special Finance Program ("CDSFP"), a pilot program that was created to increase member support for single-family home lending activity. Through the pilot program, which began on March 1, 2024, the Bank provides a more favorable collateral haircut to members that pledge single-family mortgage loans to certain income-qualified borrowers. Total collateral pledged under the CDSFP cannot exceed $250 million (face value). As of December 31, 2025, $47 million of collateral had been pledged under this program. The CDSFP will sunset on March 31, 2026. Collateral pledged prior to the sunset date will continue to receive the more favorable haircut.
Community Investment Cash Advances Program. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit very low-, low- and moderate-income households as further described below. As of December 31, 2025, the par value of advances outstanding under the CICA program totaled $221.2 million, representing approximately 0.4 percent of the Bank’s total advances outstanding as of that date.
Affordable Housing Program. The Bank offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which through its AHP General Fund provides grants for projects that facilitate development of rental and owner-occupied housing for very low-, low- and moderate-income households. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” For 2025, 2024 and 2023, the Bank set aside $69.1 million (including $4.3 million of voluntary contributions), $82.5 million (including $1.7 million of voluntary contributions) and $97.2 million, respectively, for its AHP Program.
Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. All three programs are subject to member caps.
For 2025, the Bank set aside from its 2024 AHP funds a total of $23.0 million which was comprised of $17.0 million, $2.0 million and $4.0 million for HELP, SNAP and the DRA program, respectively, with the balance of $59.5 million allocated to its

AHP General Fund. For 2026, the Bank has set aside from its 2025 AHP funds a total of $22.3 million which is comprised of $17.0 million, $1.8 million and $3.5 million for HELP, SNAP and the DRA program, respectively, with the balance of $46.8 million allocated to its AHP General Fund.
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
The Bank offers a Small Business Boost ("SBB") Program, which is designed to provide loans to finance the start up or expansion of qualified small businesses. Under this volume-limited program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members' secondary loans to small businesses. At December 31, 2025, $16.0 million of SBB loans were outstanding.
In April 2024, the Bank introduced the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”). CANOPY was developed to provide long-term, unsecured loans to non-depository CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds included affordable housing and community investment activities. The first loans under this volume-limited program were funded in the fourth quarter of 2024 and the program was fully funded in the second quarter of 2025. At December 31, 2025, $36.6 million of CANOPY loans were outstanding.
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
In addition, the Bank offers a Partnership Grant Program which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers.
The Bank also offers the Pathway Fund (formerly known as the Heirs' Property Program), which assists in-district organizations (specifically, non-profit, governmental and federally recognized tribal entities) with initiatives that help prevent or address heirs' property issues. Heirs' property refers to property inherited without a will or legal documentation of ownership.
Further, the Bank offers the FHLB Dallas FORTIFIED Fund, which assists income-qualified homeowners with purchases of storm-resistant roofs that are designed to help mitigate damage from hurricanes, high winds, hail and severe thunderstorms. In 2025, the program was expanded to include roofs on rental properties.
In 2024, the Bank offered the Capacity Building and Growth Grant ("CBGG"). Introduced in February 2024, the CBGG program was designed to increase nondepository CDFI's ability to support affordable housing, small businesses and community economic development.
The Native American Housing Opportunities Fund, first offered in 2024, provides housing-related grants to federally recognized Native American tribes and Tribally Designated Housing Entities that provide housing services to tribal members residing in the Bank’s district. Grant recipients must be sponsored by one of the Bank’s member institutions.
In 2025, the Bank offered the Small Business Recovery Grant Program, which was designed to provide relief to small businesses that incurred damage or were destroyed due to flooding and wildfires that occurred in New Mexico in 2024.
Beginning in 2025, the Bank also offers home ownership/financial education support grants for state housing finance agencies ("SHFAs").
In July 2025, the Bank announced the 2025 Support for Housing Affordability Resource Enhancement ("SHARE 2025") advance program, which supports members' commitment to housing affordability by providing a reduced interest rate on advances that support housing affordability initiatives. Under SHARE 2025, the Bank made available $5 billion in advances at rates that were significantly below standard advance rates. The program was available from July 15, 2025 through January 15, 2026. At December 31, 2025, $1.4 billion of advances were outstanding under the SHARE 2025 program. At the expiration of the SHARE 2025 program on January 15, 2026, $0.6 billion of advances were outstanding.
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
The following table sets forth a summary of the amounts that the Bank made available for its voluntary loan programs (excluding receipts of principal and interest on voluntary program loans) as well as the amounts it expensed for voluntary grants, subsidies and donations in 2025, 2024 and 2023. Prior to 2024, the Bank did not have a target minimum allocation for its voluntary community investment programs.
AMOUNTS MADE AVAILABLE/EXPENSED FOR VOLUNTARY PROGRAMS
(dollars in thousands)

	2025	2024	2023
Loan Programs	$6,703	$37,601	$4,000
Grant Programs(1)	33,855	12,674	1,956
Subsidies and Donations	2,526	250	3,387
Total	$43,084	$50,525	$9,343
Target Minimum Allocation	$41,241	$48,881	$—
Percentage of Prior Year Adjusted Income Before Assessments(2)	5.22%	5.06%	—%
____________________________________
(1)2024 amount includes $1,058,000 of FORTIFIED Fund grants that were made in 2023 and funded in 2024.
(2)2024 percentage is calculated excluding conditional FORTIFIED Fund grants that were made in 2023 and funded in 2024.
Communities within the Bank's district are subject to severe storms from time to time. To promote recovery efforts in communities that have been devastated by storms, the Bank will typically offer assistance in the form of grants and/or charitable donations. During 2025, 2024 and 2023, the Bank provided assistance to various charitable organizations to assist with storm-related recovery efforts.
For 2026, the Bank has committed to make available $34.6 million for its voluntary loan and grant programs.
Standby Letters of Credit. The Bank’s credit services also include standby letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Standby letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2025 and 2024, outstanding standby letters of credit totaled $33.1 billion and $33.7 billion, respectively, of which $438 million and $24 million, respectively, had been issued or confirmed under the Bank’s CICA program.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. At December 31, 2025, the Bank had outstanding standby bond purchase agreements with a state housing finance agency totaling $930 million. To date, the Bank has never been required to purchase any bonds under these agreements.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 10-11 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2025, 2024 and 2023, $7.0 million, $17.1 million and $26.3 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans were insignificant.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2025, the Bank’s short-term investments were comprised of $16.7 billion of overnight reverse repurchase agreements (of which $6.4 billion was transacted with the Federal Reserve Bank of New York), $7.4 billion of overnight federal funds sold, $2.7 billion of overnight interest-bearing deposits and $3.5 billion of U.S. Treasury Notes.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac) and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments.
As of December 31, 2025, 2024 and 2023, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2025		2024		2023
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$17,635	87.4%	$16,745	87.2%	$14,293	79.4%
Debentures	1,490	7.4	2,044	10.6	3,084	17.1
Residential MBS	1,048	5.2	224	1.2	253	1.4
Government-guaranteed securities	—	—	190	1.0	368	2.1
Total	$20,173	100.0%	$19,203	100.0%	$17,998	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments, which, for investment securities, are included in the definition of amortized cost basis under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Using this definition, the Bank's MBS holdings totaled $18.9 billion as of December 31, 2025, which represented 287 percent of its total regulatory capital at that date. Given other balance sheet constraints imposed by the Finance Agency (see the section entitled "Core Mission Achievement" on page 11 of this report) and in the absence of a significant reduction in the size of the Bank's balance sheet and, correspondingly, its regulatory capital, the Bank's investments in MBS are expected to remain below the regulatory dollar limit.
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
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. Substantially all of the $6.5 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2025 were conventional loans acquired during the period from 2016 through 2025.
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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2025 have not included SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2025 and 2024, MPF loans held for portfolio (net of allowance for credit losses) were $6.6 billion and $5.8 billion, respectively, representing approximately 6.0 percent and 4.5 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets.
On June 3, 2020, the Finance Agency issued a final rule which amended the FHLBank housing goals regulation. Beginning in 2023, the rule establishes a mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The rule also establishes a separate small member participation housing goal. Under this provision of the rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. Small members are defined as any AMA user whose average total assets over the three-year period culminating in the year preceding the one being reviewed are no greater than the applicable community-based AMA user cap (which is the same cap that is used to define CFIs). The rule's housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year. If the Finance Agency determines that a FHLBank has failed to meet any housing goal and the achievement of that housing goal was feasible, it may require the FHLBank to submit a housing plan for approval. Among other things, the housing plan would need to describe the specific actions that the FHLBank will take to achieve the housing goal for the next calendar year. In each of the last three calendar years, the Bank met each of the two housing goals. During the years ended December 31, 2025, 2024 and 2023, 23.0 percent, 23.5 percent and 22.8 percent, respectively, of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and 56.8 percent, 61.5 percent and 57.5 percent, respectively, of members that sold mortgage loans to the Bank were small members. It is possible that these housing goals could limit the Bank’s future purchase volumes. In addition, the Bank's housing goals could negatively impact PFI’s ability to sell loans to the Bank.
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

For the years ended December 31, 2025, 2024 and 2023, the Bank's CMA ratio was 70.3 percent, 73.4 percent and 76.7 percent, respectively.
Demand for the Bank's advances was extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels and it caused the average balance of the Bank's advances, as a percentage of its average balance sheet, to increase in 2023, resulting in an increase in the Bank's CMA ratio. As market liquidity began to normalize in the second quarter of 2023, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period. This trend continued in the second half of 2023 and throughout 2024 and 2025, resulting in a reduction of the Bank's CMA ratio in 2024 and a further reduction in 2025.
For 2026, the Bank's goal is to maintain a CMA ratio of at least 70 percent. Among other things, the achievement of this goal will be dependent upon the level of demand for advances, the volume of mortgage loan purchases and prepayments, and the Bank's ability to prudently manage the level and composition of its liquidity portfolio. Currently, the Bank believes this goal could be very challenging to achieve given its expectation that advances will likely continue to decline in 2026. If the Bank expected that its CMA ratio could fall below 70 percent for a calendar year due, for example, to a significant decline in advances, the Bank could choose to rely more heavily on U.S. Treasury securities to meet its liquidity requirements (given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives) and/or it could elect to selectively reduce the size of its long-term investment portfolio by selling assets or, alternatively, by not replacing long-term investment securities that mature or are prepaid which could (in comparison to selling assets) extend the period over which the Bank's CMA ratio was below 70 percent. Reducing the size of the Bank's long-term investment portfolio either immediately or over time would have the effect of reducing its future earnings. Similarly, investing in U.S. Treasury securities rather than alternative short-term investments would likely reduce the Bank's earnings. The Bank has no current plan to sell any long-term investments.
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
Consolidated obligation bonds generally satisfy long-term funding needs. Typically, the maturities of these securities range from 1 to 30 years, but their maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be fixed-rate or variable-rate and may be callable or non-callable.

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
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when securities dealers in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by securities dealers, and Office of Finance guidelines for allocation of discount note proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-served basis subject to a $25 million threshold limit within each category of discount notes. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 36 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.152 trillion and $1.193 trillion in consolidated obligations outstanding at December 31, 2025 and 2024, respectively. The Bank was the primary obligor on $98.8 billion and $119.2 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. The Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2025, 2024 and 2023.
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
The Finance Agency has regulatory oversight and enforcement authority over the OF and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the monthly expenses of the OF, which are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (calculated as an average of the prior 12 month-end balances) and one-third divided equally among all of the FHLBanks.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as previously discussed), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s Capital Plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership investment requirement and an activity-based investment requirement. Specifically, the Bank’s Capital Plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank. Members are also required to hold capital stock for letters of credit. The Bank has two sub-classes of Class B Stock. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. The Bank’s capital stock is not publicly traded and it may be issued, repurchased, redeemed and, with the prior approval of the Bank, transferred only at its par value.
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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. While there can be no assurances about future dividends or future dividend rates, the current target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the current target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent.
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

Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs on-site examinations, and requires the FHLBanks to submit daily, monthly and/or quarterly information including, but not limited to, information regarding their financial condition, results of operations, advances activity, liquidity and risk metrics.
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
Legislative and Regulatory Developments
Finance Agency Actions
Beginning in late March 2025, the Finance Agency rescinded several advisory bulletins applicable to the FHLBanks, including, among others, those that had set forth its supervisory expectations related to: (1) fair lending and fair housing compliance; (2) unfair or deceptive acts or practices compliance; and (3) climate-related risk management. The rescission of these advisory bulletins has allowed the Bank to avoid the costs that would have been associated with their implementation.
On July 28, 2025, the Finance Agency published a notice of proposed rulemaking that would repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation. Comments on the proposed rule were due on or before September 26, 2025. On March 9, 2026, the Finance Agency repealed this regulation.
On September 26, 2025, the Finance Agency rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. This rescission has eased the burden associated with accepting municipal securities as eligible collateral.
On October 2, 2025, the Finance Agency withdrew a proposed rule that would have amended its regulations that address boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. For further discussion regarding the previously proposed rule, please refer to the Bank's 2024 10-K.
On October 20, 2025, the Finance Agency rescinded 18 advisory bulletins and 2 technical guidance documents (all of which had been issued during the period from 1997 through 2016. The rescission of these advisory bulletins and technical guidance has not had nor is it expected to have a significant impact on the Bank's operations.
SEC Final Rule on Climate-related Disclosures
On March 6, 2024, the SEC adopted a final rule that mandated and standardized climate-related disclosures in annual reports that are filed with the SEC. Shortly after its adoption, petitions seeking review of the final rule's validity were filed in multiple jurisdictions. On March 27, 2025, the SEC voted to end its defense of this rule. For further discussion of this rule, please refer to the Bank's 2024 10-K.
Executive Order Relating to Community Development Financial Institutions Fund
On March 14, 2025, President Trump issued an executive order directing that, among other things, the non-statutory components and functions of the Community Development Financial Institutions Fund ("CDFI Fund") be eliminated to the maximum extent consistent with applicable law and that the performance of its statutory functions and associated personnel be reduced to the minimum presence and function required by law. The CDFI Fund was created by Congress in 1994 for the purpose of promoting economic revitalization and community development through investment in and assistance to CDFIs, including enhancing the liquidity of CDFIs. Through its programs, the CDFI Fund administers the certification of CDFIs and promotes CDFIs’ access to capital and local economic growth. Ultimately, President Trump signed into law on February 3, 2026 a funding package that maintained funding for the CDFI Fund for fiscal year 2026 at the same level as fiscal year 2025. The Bank is currently unable to predict whether future actions might be taken to curtail the CDFI Fund's activities and, if so, the impact, if any, that such actions could have on the Bank's CDFI members and their business with, and obligations due to, the Bank.
Executive Orders Relating to Mortgage Credit Availability and Affordable Home Construction
On March 13, 2026, President Trump issued two executive orders. One of these executive orders seeks to promote access to mortgage credit and, among other things, directs the Director of the Finance Agency and the heads of other relevant federal financial regulators to consider, as appropriate and consistent with applicable law:
i.revising capital regulations to tailor risk weights for all banks, including community banks and other smaller banks, for portfolio mortgages, servicing rights, and warehouse lines of credit to the material credit risk of the exposure;
ii.modernizing collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks;
iii.expanding access to longer-dated FHLBank advances tied to residential mortgage assets;
iv.creating targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans and small residential builders;
v.accelerating collateral boarding and valuation processes through standardized data and digital documentation; and
vi.refocusing the FHLBanks' Affordable Housing Programs on faster-cycle execution and greater financial leverage for small-scale and owner-occupied housing projects.
The executive order also directs the Director of the Finance Agency and the Vice Chairman for Supervision of the Federal Reserve to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational and risk management protocols. Further, the executive order directs the Director of the Finance Agency and the heads of other relevant federal agencies to consider, among other things, standardizing the acceptance of electronic signatures and e-notes, promoting digital mortgage standards, and modernizing appraisal regulations. Under the executive order, the Director of the Finance Agency, in consultation with the heads of other relevant federal agencies, is required to submit, within 120 days of the date of the order, a report on the efficiency of the national housing finance markets, which shall identify recommendations for regulatory or legislative changes necessary to address any regulatory or oversight gaps.
The other executive order seeks to reduce regulatory barriers to affordable home construction and, among other things, directs the Director of the Finance Agency and the heads of other relevant federal agencies to consider eliminating unduly burdensome rules and reforming programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes as well as suburban and exurban neighborhoods.
While these executive orders could potentially affect the Bank’s business, they do not, by themselves, change existing regulations or program requirements applicable to the Bank. The nature, timing and scope of any regulatory or programmatic changes resulting from these executive orders remain uncertain and would be subject to relevant agency action, such as rulemaking or guidance, as applicable.

Human Capital Resources
The Bank’s human capital is a significant contributor to the success of its strategic business objectives. In managing its human capital, the Bank focuses on the various programs and philosophies described below.
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, substantially all of whom are located in one office in Irving, Texas. As of December 31, 2025, the Bank had 225 full-time and 2 part-time employees. As of that date, the Bank's workforce was 61 percent male, 39 percent female, 57 percent minority, 41 percent non-minority and 2 percent nonspecified ethnicity. In addition, the Bank uses independent contractors to supplement its workforce.
In 2025, 2024 and 2023, the Bank's turnover rate approximated 7 percent, 5 percent and 12 percent, respectively. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas and continuous improvement. As of December 31, 2025, the average tenure of the Bank’s employees was 9 years. None of the Bank’s employees are subject to a collective bargaining agreement.
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
The Bank’s Performance Management Program includes the use of Objectives and Key Results as well as annual performance reviews and quarterly discussions between managers and employees. The focus of the Performance Management Program is to encourage open dialogue between managers and employees to ensure that employees have the tools and training needed to do their best work.
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
Sustained long-term growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings (and, correspondingly, the level of support for its AHP and voluntary programs), core mission assets and, similarly, its CMA ratio. As previously discussed in this report, the Bank increased its support for affordable housing and community development beginning in 2024 by way of its voluntary program offerings and has targeted a minimum level of future annual support that in each year will be tied to the Bank's then prior year operating results.
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
We are subject to credit risk from advances and other extensions of credit to members, non-member borrowers and housing associates (collectively, our customers). Other extensions of credit include letters of credit issued or confirmed on behalf of customers, customers’ credit enhancement obligations associated with MPF loans held in portfolio, and interest rate exchange agreements we have entered into with our customers. For this purpose, other extensions of credit exclude an insignificant amount of unsecured loans that have been made to members under our SBB program, which is a voluntary program that is designed to promote small businesses, and our CANOPY program, which is a voluntary program that provides long-term unsecured loans to CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations.
We require that all outstanding advances and other secured extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. The vast majority of the collateral is assigned a borrowing capacity based on its estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In addition, at any time, changes in the perceived financial strength of some or all of our member institutions could occur which, in turn, could cause the institutions to incur financial losses and/or funding challenges, or worse, to fail. Further, some of our members could experience financial stress as a result of the continuing challenges in the commercial real estate sector which, in turn, could increase the possibility that those member institutions might fail. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
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
We, and the other ten FHLBanks, are rated AA+/A-1+ by S&P and Aa1/P-1 by Moody's, each with a stable outlook. The consolidated obligations issued by the FHLBanks are likewise rated AA+/A-1+ by S&P and Aa1/P-1 by Moody's, each with a stable outlook.
Pursuant to criteria used by S&P and Moody's, the FHLBank System's debt rating and the credit ratings of the individual FHLBanks are linked closely to the U.S. sovereign credit rating because of the FHLBanks' GSE status. The U.S. government's fiscal challenges could negatively impact the credit rating of the U.S. government, which could in turn result in downgrades of the rating assigned to us and/or the consolidated obligations of the FHLBank System.
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
As further discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, two of our largest advance borrowers and the largest seller of mortgage loans to us in 2025 were acquired by out-of-district institutions in late 2025 or early 2026.

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
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews or executive orders that modify the present regulatory environment. For instance, in recent years, several housing reform proposals have been considered by members of the U.S. Congress and the Administration. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, in recent years, the Finance Agency has taken a number of actions through regulations and other directives that have restricted or otherwise constrained how we manage and operate our business and it is possible that additional restrictions and/or constraints could be imposed upon us in the future. Among other things, these restrictions and constraints have limited our product offerings and investment activities.
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
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than 10 percent of our income to the AHP. A significant increase in our AHP contribution rate for any reason would reduce our net income and could limit our ability to grow our retained earnings and/or adversely affect our ability to pay dividends to our shareholders.
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
Our inability to attract and retain skilled labor could adversely affect our business and operations
We rely on key personnel to manage our business and conduct our operations. Competition for skilled labor from within and outside the financial services industry, including the technology sector, has at times been intense. In addition, we experience competition for independent contractors, whom we currently rely on for software development projects. Further, the Finance Agency has the authority to limit the amount of compensation we pay to our executive officers, which could make it difficult for us to attract and retain qualified executive officers. Our failure to attract and retain skilled personnel and/or independent contractors, or our failure to maintain effective succession plans for key positions, could adversely affect our business and operations.
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
In the aftermath of a natural or man-made disaster or during or after a pandemic, significant borrower defaults on loans made by our members could occur and these defaults could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances and/or other extensions of credit from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. In addition, it is possible that the protections we have in place for our MPF loans including, but not limited to, borrowers' equity, private mortgage insurance, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, may not be sufficient to prevent us from incurring losses on loans that are secured by properties located in areas that are affected by a natural or man-made disaster. Similarly, the protections we have in place for our MPF loans may not be sufficient to prevent us from incurring losses on loans to borrowers who are no longer able to make payments due to a decline in or loss of income as a result of the economic fallout from a disaster or pandemic.

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
The Bank’s vendors are subject to a formal vendor management process which includes an assessment of vendor risks (including cybersecurity risks) and ongoing monitoring. When warranted, the Bank seeks independent third-party reports related to the performance of its vendors, such as System and Organization Controls reports that are issued in accordance with Statement on Standards for Attestation Engagements No. 18.

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
The Bank also maintains a co-location facility comprising approximately 118 square feet of space.

ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 11, 2026, the Bank had 772 shareholders and 32,704,846 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. During the three months ended March 31, 2023, quarterly dividends on Class B-1 Stock were paid at an annualized rate that equaled the average one-month London Interbank Offered Rate ("LIBOR") for the preceding quarter (the then current target dividend rate for Class B-1 Stock) while quarterly dividends on Class B-2 Stock were paid at an annualized rate that equaled average one-month LIBOR for the preceding quarter plus 1.0 percent (the upper end of the Bank's then current target range for dividends on Class B-2 Stock). In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent. Dividends are based upon shareholders' average capital stock holdings and the average benchmark index rate for the preceding quarter.
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
By way of example, the Bank’s fourth quarter 2025 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.43 percent (a rate equal to average overnight SOFR for the third quarter of 2025 plus 0.1 percent) and 5.43 percent (a rate equal to average overnight SOFR for the third quarter of 2025 plus 1.1 percent), respectively. The annualized dividend rates of 4.43 percent and 5.43 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2025 through September 30, 2025.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2025 and 2024.
DIVIDENDS PAID
(dollars in thousands)

	2025		2024
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$58,362	5.478%	$80,712	6.148%
Second Quarter	49,272	5.108%	71,181	6.107%
Third Quarter	48,596	5.148%	70,421	6.126%
Fourth Quarter	48,228	5.128%	68,348	6.076%

Total Dividends Paid During the Period	$204,458		$290,662
____________________________________
(1)Amounts exclude (in thousands) $3, $129, $82 and $13 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2025, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $30, $7, $13 and $5 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2024, respectively. For financial reporting purposes, these dividends were classified as interest expense.
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
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2025 and 2024.

	2025		2024
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	4.78%	5.78%	5.42%	6.42%
Second Quarter	4.43%	5.43%	5.41%	6.41%
Third Quarter	4.42%	5.42%	5.42%	6.42%
Fourth Quarter	4.43%	5.43%	5.38%	6.38%
On March 19, 2026, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2026 at annualized rates of 4.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 0.1 percent) and 5.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 1.1 percent), respectively. The first quarter 2026 dividends, to be applied to average Class B-1

Stock and Class B-2 Stock held during the period from October 1, 2025 through December 31, 2025, will be paid on March 24, 2026.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2025, calls for the Bank to maintain a total retained earnings balance of at least $572.1 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2025 retained earnings balance of $3.227 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2025, 2024 and 2023 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the

Bank holds interests in a portfolio of mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2025 and all of those loans are conventional loans. Shareholders’ return on their investment includes the value derived from access to the Bank’s products and services and, to a far lesser extent, dividends (which are typically paid quarterly in the form of capital stock). Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or slightly exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
Financial Market Conditions
The gross domestic product increased at an annual rate of 2.1 percent during 2025 according to the second estimate reported by the Bureau of Economic Analysis, following increases of 2.8 percent in 2024 and 2.9 percent in 2023. In January 2026, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 4.4 percent at the end of 2025 compared to 4.1 percent at the end of 2024 and 3.8 percent at the end of 2023. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 2.7 percent in 2025, following increases of 2.9 percent in 2024 and 3.4 percent in 2023.
The Federal Open Market Committee ("FOMC") began raising interest rates in 2022 to combat inflation that had surged in 2021. The target for the federal funds rate reached a range between 5.25 percent and 5.50 percent by July 2023, which was then maintained until September 2024. Between September 2024 and December 2024, the FOMC, in a series of policy actions, lowered the target range for the federal funds rate to a range between 4.25 percent to 4.50 percent after gaining greater confidence that inflation was moving sustainably toward the FOMC's target rate of 2 percent. In 2025, continued economic slowing and labor market softening led to further cuts, bringing the target range to between 3.50 percent and 3.75 percent by December 2025. At its January 27/28, 2026 and March 17/18, 2026 meetings, the FOMC voted to maintain the target range at 3.50 percent to 3.75 percent. At the March 17/18, 2026 meeting, the FOMC noted that economic activity has been expanding at a solid pace, job gains have remained low, and inflation remains somewhat elevated. The FOMC emphasized that uncertainty about the economic outlook remains elevated, adding that the implications of developments in the Middle East for the U.S. economy are uncertain. The FOMC reiterated that it will carefully assess incoming data, the evolving outlook, and the balance of risks when considering future policy adjustments.
The FOMC also ended its balance sheet reduction program effective December 1, 2025. This program, which began in June 2022, initially allowed up to $60 billion in Treasury securities and $35 billion in agency debt and agency MBS to mature without reinvestment each month. The pace was gradually reduced in 2024 and 2025, before being discontinued entirely.

The following table presents information on various market interest rates at December 31, 2025 and 2024 and various average market interest rates for the years ended December 31, 2025, 2024 and 2023.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2025	2024	2025	2024	2023
Federal Funds Target (1)	3.75%	4.50%	4.37%	5.31%	5.20%
Average Effective Federal Funds Rate (2)	3.64%	4.33%	4.21%	5.14%	5.03%
Overnight SOFR (3)	3.87%	4.49%	4.24%	5.15%	5.01%
1-month SOFR (3)	3.79%	4.53%	4.28%	5.19%	4.97%
3-month SOFR (3)	4.01%	4.69%	4.35%	5.27%	4.86%
2-year SOFR (3)	3.31%	4.08%	3.61%	4.23%	4.53%
5-year SOFR (3)	3.46%	4.04%	3.58%	3.85%	3.83%
10-year SOFR (3)	3.80%	4.07%	3.80%	3.79%	3.66%
3-month U.S. Treasury (3)	3.67%	4.37%	4.21%	5.18%	5.28%
2-year U.S. Treasury (3)	3.47%	4.25%	3.81%	4.37%	4.58%
5-year U.S. Treasury (3)	3.73%	4.38%	3.92%	4.13%	4.06%
10-year U.S. Treasury (3)	4.18%	4.58%	4.29%	4.21%	3.96%
____________________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg

2025 In Summary
•The Bank ended 2025 with total assets of $108.5 billion compared with $127.7 billion at the end of 2024. The $19.2 billion decrease in total assets was attributable primarily to decreases in the Bank's advances ($16.9 billion) and short-term liquidity portfolio ($4.1 billion), partially offset by increases in its long-term securities portfolio ($1.0 billion) and mortgage loans held for portfolio ($0.8 billion).
•Total advances at December 31, 2025 were $50.8 billion, compared to $67.7 billion at the end of 2024.
•Mortgage loans held for portfolio increased from $5.8 billion at December 31, 2024 to $6.6 billion at December 31, 2025.
•The Bank’s net income for 2025 was $582.6 million, which represented a return on average capital stock of 15.64 percent. In comparison, the Bank's net income for 2024 was $726.6 million, which represented a return on average capital stock of 16.17 percent for that year. For discussion and analysis of the decrease in net income, see the section entitled "Results of Operations" beginning on page 55 of this report.
•At all times during 2025, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $3.227 billion at December 31, 2025 from $2.849 billion at December 31, 2024. Retained earnings represented 3.0 percent and 2.2 percent of total assets at December 31, 2025 and 2024, respectively. At December 31, 2025, the balance of the Bank's restricted retained earnings account was $766.9 million, representing 0.78 percent of the carrying value of its consolidated obligations (excluding hedging adjustments) at that date.
•In 2025, the Bank paid dividends totaling $204.5 million which, based on the applicable average capital stock balances, equated to an overall blended rate of 5.22 percent for the year. Based on its net income for the year, the dividend payout ratio was 35.10 percent.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023	2022	2021
Balance sheet (at year end)
Advances	$50,820,106	$67,743,248	$79,951,855	$68,921,869	$24,637,464
Investments (1)	50,656,003	53,740,886	42,631,192	40,613,512	34,653,202
Mortgage loans	6,563,685	5,771,240	5,096,410	4,400,040	3,494,389
Allowance for credit losses on mortgage loans	8,554	7,187	7,768	4,865	3,124
Total assets	108,512,015	127,725,048	128,264,612	114,348,556	63,488,376
Consolidated obligations — discount notes	40,185,289	21,637,276	8,598,022	46,270,265	11,003,026
Consolidated obligations — bonds	57,885,556	96,215,218	109,536,207	59,946,458	44,514,220
Total consolidated obligations (2)	98,070,845	117,852,494	118,134,229	106,216,723	55,517,246
Mandatorily redeemable capital stock (3)	7,967	181	506	7,453	6,657
Capital stock — putable	3,338,359	4,168,043	4,737,388	3,984,105	2,192,504
Unrestricted retained earnings	2,460,107	2,198,522	1,907,882	1,504,236	1,291,656
Restricted retained earnings	766,937	650,426	505,101	330,210	266,761
Total retained earnings	3,227,044	2,848,948	2,412,983	1,834,446	1,558,417
Accumulated other comprehensive income	204,468	178,670	108,849	182,526	182,770
Total capital	6,769,871	7,195,661	7,259,220	6,001,077	3,933,691
Dividends paid (3)	204,458	290,662	295,914	41,216	14,205
Income statement
Net interest income after provision/reversal for credit losses (4)	$762,234	$891,592	$1,017,913	$479,672	$277,547
Other income (loss)	59,751	63,803	91,718	(25,446)	10,243
Other expense
Operating expenses	115,131	111,902	113,372	86,889	89,518
Voluntary grants, subsidies, donations and AHP contributions	40,744	14,663	5,343	798	2,907
Other	18,794	21,461	19,259	14,026	12,722
Total other expenses	174,669	148,026	137,974	101,713	105,147
AHP assessment	64,762	80,742	97,206	35,268	18,266
Net income	582,554	726,627	874,451	317,245	164,377
Performance ratios
Net interest margin (4)(5)	0.69%	0.72%	0.66%	0.63%	0.46%
Net interest spread (4)(6)	0.39%	0.35%	0.33%	0.45%	0.45%
Return on average assets	0.52%	0.58%	0.57%	0.41%	0.27%
Return on average equity	8.35%	9.88%	10.94%	6.69%	4.31%
Return on average capital stock (7)	15.64%	16.17%	15.42%	11.02%	7.72%
Total average equity to average assets	6.22%	5.89%	5.17%	6.17%	6.37%
Regulatory capital ratio (8)	6.06%	5.49%	5.58%	5.09%	5.92%
Dividend payout ratio (3)(9)	35.10%	40.00%	33.84%	12.99%	8.64%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2025, 2024, 2023, 2022 and 2021, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.152 trillion, $1.193 trillion, $1.204 trillion, $1.182 trillion and $0.653 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $98.8 billion, $119.2 billion, $119.8 billion, $109.1 billion and $55.8 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under U.S. GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $227 thousand, $55 thousand, $407 thousand, $167 thousand and $25 thousand for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by ($22.9 million), ($57.2 million), ($83.1 million), ($5.7 million) and $23.8 million for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively. Included in the fair value ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($22.1 million), ($60.2 million), ($73.7 million), ($15.8 million) and $0.4 million for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 55 of this report.
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

Financial Condition
The following table provides selected period-end balances as of December 31, 2025, 2024 and 2023, as well as selected average balances for the years ended December 31, 2025, 2024 and 2023. As shown in the table, the Bank’s total assets decreased by 15.0 percent (or $19.2 billion) during the year ended December 31, 2025 after decreasing by 0.4 percent (or $0.6 billion) during the year ended December 31, 2024. The decrease in total assets during the year ended December 31, 2025 was attributable primarily to a decrease in the Bank's advances ($16.9 billion) and short-term liquidity portfolio ($4.1 billion), partially offset by increases in its long-term securities portfolio ($1.0 billion) and mortgage loans held for portfolio ($0.8 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2025, total consolidated obligations decreased by $19.8 billion, as consolidated obligation bonds decreased by $38.3 billion and consolidated obligation discount notes increased by $18.5 billion.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2023 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 21, 2025 (the "2024 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2025			December 31, 2024			Balance at December 31, 2023
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$50,820	$(16,923)	(25.0)%	$67,743	$(12,209)	(15.3)%	$79,952

Short-term liquidity holdings
Interest-bearing deposits	2,726	207	8.2	2,519	222	9.7	2,297
Securities purchased under agreements to resell	16,650	(5,600)	(25.2)	22,250	7,500	50.8	14,750
Federal funds sold	7,409	889	13.6	6,520	152	2.4	6,368
Trading securities
U.S. Treasury Notes	3,515	390	12.5	3,125	1,954	166.9	1,171
Total short-term liquidity holdings	30,300	(4,114)	(12.0)	34,414	9,828	40.0	24,586

Long-term investments
Trading securities (U.S. Treasury Note)	—	(103)	(100.0)	103	2	2.0	101
Available-for-sale securities	19,308	308	1.6	19,000	1,309	7.4	17,691
Held-to-maturity securities	1,048	824	367.9	224	(29)	(11.5)	253
Total long-term investments	20,356	1,029	5.3	19,327	1,282	7.1	18,045

Mortgage loans held for portfolio, net	6,555	791	13.7	5,764	675	13.3	5,089
Total assets	108,512	(19,213)	(15.0)	127,725	(540)	(0.4)	128,265

Consolidated obligations
Consolidated obligations — bonds	57,886	(38,329)	(39.8)	96,215	(13,321)	(12.2)	109,536
Consolidated obligations — discount notes	40,185	18,548	85.7	21,637	13,039	151.7	8,598
Total consolidated obligations	98,071	(19,781)	(16.8)	117,852	(282)	(0.2)	118,134

Mandatorily redeemable capital stock	8	8	100.0	—	(1)	(100.0)	1
Capital stock	3,338	(830)	(19.9)	4,168	(569)	(12.0)	4,737
Retained earnings	3,227	378	13.3	2,849	436	18.1	2,413

Average total assets	112,105	(12,739)	(10.2)	124,844	(29,595)	(19.2)	154,439
Average capital stock	3,725	(768)	(17.1)	4,493	(1,179)	(20.8)	5,672

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2025, 2024 and 2023.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$19,966	39%	$22,814	34%	$26,654	33%
Savings institutions	12,141	24	26,962	40	36,893	46
Credit unions	9,388	19	9,172	13	7,599	10
Insurance companies	9,228	18	9,000	13	8,952	11
Community Development Financial Institutions	32	—	28	—	28	—
Total member advances	50,755	100	67,976	100	80,126	100
Housing associates	85	—	126	—	117	—
Non-member borrowers	—	—	6	—	18	—
Total par value of advances	$50,840	100%	$68,108	100%	$80,261	100%
Total par value of advances outstanding to CFIs (1)	$4,176	8%	$4,614	7%	$5,675	7%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2025, 2024 and 2023 based upon the definitions of CFIs that applied as of those dates.
Advances balances declined in 2024 after a period of extraordinary demand in early 2023 followed by a declining trend in the last nine months of 2023. The Bank's advances balances (at par value) decreased by $12.2 billion (15 percent) during the year ended December 31, 2024. The largest reductions in advances during 2024 were attributable to Charles Schwab Bank, SSB ($7.5 billion), Comerica Bank ($3.6 billion) and Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB ($2.2 billion).
Advances balances continued to decline in 2025. The Bank's advances balances (at par value) decreased by $17.3 billion (25 percent) during the year ended December 31, 2025. The largest reductions in advances during 2025 were attributable to Charles Schwab Bank, SSB ($14.6 billion), Prosperity Bank ($1.3 billion) and Comerica Bank (1.0 billion).
At December 31, 2025, advances outstanding to the Bank’s five largest borrowers totaled $19.0 billion, representing 37.4 percent of the Bank’s total outstanding advances as of that date.

The following table presents the Bank’s five largest borrowers as of December 31, 2025.
FIVE LARGEST BORROWERS AS OF DECEMBER 31, 2025
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
USAA Federal Savings Bank	$6,000	11.8%
American General Life Insurance Company	4,423	8.7
Beal Bank USA	3,400	6.7
Comerica Bank	3,000	5.9
Cadence Bank	2,166	4.3
	$18,989	37.4%
In addition, Monet Bank (which was previously known as Beal Bank SSB and is an affiliate of Beal Bank USA) and the Variable Life Insurance Company (an affiliate of American General Life Insurance Company) had outstanding advances of $1.0 billion and $0.9 billion, respectively, as of December 31, 2025 (representing 2.0 percent and 1.8 percent, respectively, of the Bank's total outstanding advances as of that date).
As of December 31, 2024 and 2023, advances outstanding to the Bank's five largest borrowers comprised $34.3 billion (50.4 percent) and $45.4 billion (56.6 percent), respectively, of the total advances portfolio at those dates.
As of December 31, 2025, Comerica Bank was the Bank's fourth largest borrower and third largest shareholder. On February 2, 2026, Fifth Third Bancorp (Nasdaq: FITB) (domiciled in the Fifth District of the FHLBank System) acquired Comerica, Incorporated (NYSE: CMA), the holding company of Comerica Bank, and dissolved Comerica Bank's Ninth District charter. Fifth Third Bank, National Association, a subsidiary of Fifth Third Bancorp, assumed Comerica Bank's advances and in so doing became a non-member borrower. On March 16, 2026, $1.0 billion of advances matured and were repaid by Fifth Third Bank. The remaining $2.0 billion of Fifth Third Bank's advances mature in March 2027 and March 2028. Advances to non-member borrowers cannot be renewed at maturity. It is possible that the remaining outstanding advances could be prepaid prior to their maturity.
As of December 31, 2025, Cadence Bank was the Bank's fifth largest borrower and sixth largest shareholder. On February 2, 2026, Huntington Bancshares, Incorporated (Nasdaq: HBAN) (domiciled in the Fifth District of the FHLBank System) acquired Cadence Bank (NYSE: CADE), and dissolved Cadence Bank's Ninth District charter. The Huntington National Bank, a subsidiary of Huntington Bancshares, Incorporated, assumed Cadence Bank's advances and in so doing became a non-member borrower. On February 11, 2026, The Huntington National Bank prepaid all of the outstanding advances.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2025 and 2024.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2025		December 31, 2024
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$43,783	86.1%	$61,009	89.6%
Adjustable/variable-rate indexed	6,191	12.2	6,163	9.0
Amortizing	866	1.7	936	1.4
Total par value	$50,840	100.0%	$68,108	100.0%
While advances demand is difficult to predict, the Bank currently expects that advances will likely continue to decline in 2026.
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
Short-Term Liquidity Holdings
At December 31, 2025, the Bank’s short-term liquidity holdings were comprised of $16.7 billion of overnight reverse repurchase agreements (of which $6.4 billion was transacted with the Federal Reserve Bank of New York), $7.4 billion of overnight federal funds sold, $2.7 billion of overnight interest-bearing deposits and $3.5 billion of U.S. Treasury Notes. At December 31, 2024, the Bank’s short-term liquidity holdings were comprised of $22.3 billion of overnight reverse repurchase agreements (of which $19.6 billion was transacted with the Federal Reserve Bank of New York), $6.5 billion of overnight federal funds sold, $2.5 billion of overnight interest-bearing deposits and $3.1 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during 2025 and 2024 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. During 2025 and 2024, all of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of December 31, 2025, the Bank’s overnight federal funds sold consisted of $3.3 billion of funds sold to counterparties rated double-A and $4.1 billion of funds sold to counterparties rated single-A. At that same date, $0.9 billion of the Bank's overnight interest-bearing deposits were held in a double-A rated bank, while substantially all of the Bank's remaining overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2025 and 2024 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2025	Held-to-Maturity (at amortized cost)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
GSE debentures	$—	$1,499	$—	$1,499	$—

MBS portfolio
GSE residential MBS	1,048	—	—	1,048	1,049
GSE commercial MBS	—	17,809	—	17,809	—
Total MBS	1,048	17,809	—	18,857	1,049
Total long-term investments	$1,048	$19,308	$—	$20,356	$1,049

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at amortized cost)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2024
Debentures
U.S. government-guaranteed obligations	$—	$86	$103	$189	$—
GSE obligations	—	2,062	—	2,062	—
Total debentures	—	2,148	103	2,251	—

MBS portfolio
GSE residential MBS	224	—	—	224	221
GSE commercial MBS	—	16,852	—	16,852	—
Total MBS	224	16,852	—	17,076	221
Total long-term investments	$224	$19,000	$103	$19,327	$221

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2025. Maturities are based on the contractual maturities of the securities. All of the Bank's available-for-sale securities are fixed rate securities, substantially all of which have been swapped to a variable rate. The yields presented in the table for available-for-sale securities reflect their contractual fixed rates. The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES MATURITIES AND YIELDS
(dollars in millions)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Available-for-sale securities
GSE debentures	$1,038	$447	$14	$—	$1,499
GSE commercial MBS	930	6,520	10,241	118	17,809
Total available-for-sale securities	$1,968	$6,967	$10,255	$118	$19,308
Held-to-maturity securities
GSE residential MBS	$—	$—	$2	$1,046	$1,048
Total held-to-maturity securities	$—	$—	$2	$1,046	$1,048
Weighted average yields
Available-for-sale securities
GSE debentures	2.29%	2.84%	2.98%	—%	2.46%
GSE commercial MBS	2.61	3.53	4.37	4.50	3.97
Yield on available-for-sale securities	2.44%	3.49%	4.37%	4.50%	3.85%
Held-to-maturity securities
GSE residential MBS	—%	—%	5.82%	5.26%	5.26%
Yield on held-to-maturity securities	—%	—%	5.82%	5.26%	5.26%
During the years ended December 31, 2025 and 2024, proceeds from maturities, prepayments and paydowns of held-to-maturity securities totaled approximately $143 million and $29 million, respectively. Proceeds from maturities, prepayments and paydowns of available-for-sale securities totaled $2.793 billion and $1.830 billion during the years ended December 31, 2025 and 2024, respectively. The Bank did not sell any available-for-sale securities during the years ended December 31, 2025 or 2024.
During the year ended December 31, 2025, 29 GSE commercial MBS ("CMBS") with an aggregate par value of $1.3 billion were prepaid. In connection with four of the GSE CMBS prepayments, the Bank received yield maintenance fees of $4.7 million. Yield maintenance fees are recorded in interest income on available-for-sale-securities, net of unamortized purchase premiums or discounts and hedge basis adjustments. In aggregate, the unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $8.2 million for the year ended December 31, 2025, and were recorded as an increase in interest income on available-for-sale securities.
During the year ended December 31, 2024, 10 GSE CMBS with an aggregate par value of $241.5 million were prepaid. In connection with one of the GSE CMBS prepayments, the Bank received a yield maintenance fee of $1.0 million. In aggregate, the unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $7.2 million for the year ended December 31, 2024, and were recorded as an increase in interest income on available-for-sale securities.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $18.9 billion as of December 31, 2025, which represented 287 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired $968 million (par value) of GSE residential MBS ("RMBS") all of which were collateralized mortgage obligations ("CMOs") designated as held-to-maturity during the year ended December 31, 2025. The Bank acquired (based on trade date) $2.5 billion (par value) and $3.2 billion (par value) of GSE CMBS during the years ended December 31, 2025 and 2024, respectively. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE MBS if attractive opportunities are available and provided its CMA ratio is at or above 70 percent and it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2025, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-22 of this report).
As of December 31, 2025, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated Aa1 by Moody's and AA+ by S&P.
The Bank's GSE RMBS portfolio is comprised of CMOs with variable-rate coupons ($1.049 billion par value at December 31, 2025). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2025, one-month SOFR was 3.79 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.69 percent to 8.44 percent. The largest concentration of embedded effective caps ($1.044 billion) was below 6.50 percent. As of December 31, 2025, one-month SOFR rates were approximately 190 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of December 31, 2025 and 2024, mortgage loans held for portfolio (net of allowance for credit losses) were $6.6 billion and $5.8 billion, respectively, representing approximately 6.0 percent and 4.5 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank invests in conventional residential mortgage loans originated by its PFIs. During the years ended December 31, 2025 and 2024, the Bank acquired mortgage loans totaling $1.360 billion ($1.335 billion unpaid principal balance) and $1.119 billion ($1.102 billion unpaid principal balance), respectively. Mortgage loan prepayments during the years ended December 31, 2025 and 2024 totaled $362 million and $277 million, respectively.

The following table presents the Bank's mortgage loans held for portfolio, by contractual maturity, as of December 31, 2025 and 2024. All of the Bank's mortgage loans held for portfolio are fixed-rate loans.
MORTGAGE LOANS HELD FOR PORTFOLIO
(dollars in millions)

Redemption Term	December 31, 2025	December 31, 2024
Due in one year or less	$120	$110
Due after one year through five years	578	520
Due after five years through fifteen years	1,962	1,731
Thereafter	3,824	3,346
Total unpaid principal balance	6,484	5,707
Net premiums, discounts and deferred net derivative gains associated with mortgage delivery commitments	80	64
Total mortgage loans held for portfolio	6,564	5,771
Allowance for credit losses on mortgage loans	(9)	(7)
Mortgage loans held for portfolio, net	$6,555	$5,764
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
PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2025 and 2024, mortgage loan interest income was reduced by CE fees totaling $2.7 million and $2.6 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2025 and 2024, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2025 and 2024, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $2.3 million and $3.3 million, respectively.
On October 20, 2025, Huntington Bancshares, Incorporated announced that it had closed its merger with Veritex Holdings, Inc., the holding company of Veritex Community Bank, the largest seller of mortgage loans to the Bank during the year ended December 31, 2025. Veritex Community Bank's Ninth District Charter was dissolved effective October 20, 2025. Prior to the merger closing, the Bank had acquired mortgage loans from Veritex Community Bank with an unpaid principal balance totaling $177.3 million, which ultimately represented 13 percent of the mortgage loans that were acquired by the Bank (based on unpaid principal balance) during the full year. At December 31, 2025, The Huntington National Bank, which assumed Veritex Community Bank's obligations, had approximately $460 million of outstanding letters of credit.
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2025.

GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	77.3%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	13.9
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	3.8
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	3.4
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.6
100.0%
The following table presents various ratios pertaining to the allowance for credit losses on mortgage loans as of December 31, 2025 and 2024.

MORTGAGE LOANS HELD FOR PORTFOLIO — RISK ELEMENTS AND CREDIT LOSSES
(dollars in millions)

	December 31,
	2025	2024
Net charge-offs during the year	$—	$—
Average loans outstanding during the year (before allowance for credit losses)	6,157	5,428
Allowance for credit losses at the end of the year	9	7
Mortgage loans held for portfolio at the end of the year (before allowance for credit losses)	6,564	5,771
Non-accrual loans at the end of the year	44	39
Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.13%	0.12%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.67%	0.67%
Ratio of allowance for credit losses to non-accrual loans	19.58%	18.62%

Consolidated Obligations and Deposits
During the year ended December 31, 2025, the Bank’s consolidated obligation bonds (at par value) decreased by $39.0 billion and its consolidated obligation discount notes (at par value) increased by $18.6 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2025 and 2024.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2025		December 31, 2024
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$23,387	40.1%	$34,735	35.7%
Non-callable	8,568	14.7	11,316	11.7
Variable-rate SOFR-indexed
Non-callable	21,099	36.2	45,968	47.2
Callable	750	1.3	—	—
Step-up
Callable	2,412	4.1	3,317	3.4
Non-callable	2,110	3.6	1,940	2.0
Callable step-down	15	—	15	—
Total par value	$58,341	100.0%	$97,291	100.0%
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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2025 and 2024 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
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
During the years ended December 31, 2025 and 2024, the Bank issued $88.6 billion and $136.5 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. During the year ended December 31, 2025, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 58 percent variable-rate bonds, 40 percent swapped fixed-rate callable bonds (including step-up bonds) and 2 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2024, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 69 percent variable-rate bonds, 27 percent swapped fixed-rate callable bonds (including step-up bonds) and 4 percent fixed-rate non-callable bonds (most of which were swapped).
At December 31, 2025 and 2024, discount notes comprised approximately 41 percent and 18 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2025, the Bank issued approximately $86 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes.

The primary benchmark that the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to overnight SOFR that the Bank pays on variable-rate consolidated obligations and interest rate swaps used to convert its fixed-rate consolidated obligations to SOFR. During the years ended December 31, 2025 and 2024, the weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR minus 1 basis point and SOFR flat, respectively.
Demand and term deposits were approximately $2.2 billion and $1.7 billion at December 31, 2025 and 2024, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Time deposits totaled $45.2 million at December 31, 2025. These deposits mature as follows: $28.2 million in three months or less and $17.0 million in over six months through twelve months.
All of the Bank's deposits are uninsured.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $3.3 billion and $4.2 billion at December 31, 2025 and 2024, respectively, while the Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was $3.7 billion and $4.5 billion for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, the Bank’s five largest shareholders held $898.5 million of capital stock, which represented 26.9 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2025.

FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2025
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
USAA Federal Savings Bank	$296,253	8.9%
American General Life Insurance Company	219,698	6.6
Comerica Bank	130,000	3.9
American Airlines Federal Credit Union	127,621	3.8
Beal Bank USA	124,886	3.7
	$898,458	26.9%
As of December 31, 2025, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition. Effective February 2, 2026, all of the capital stock held by Comerica Bank was reclassified to mandatorily redeemable capital stock. For additional discussion, see the sub-section above entitled "Advances."
Six affiliates of USAA Federal Savings Bank held a combined total of $31,995,000 of the Bank's capital stock as of December 31, 2025. In addition, as of that date, the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $54,513,000 of the Bank's capital stock. Further, Monet Bank (which was previously known as Beal Bank SSB), an affiliate of Beal Bank USA, held $43,648,000 of the Bank's capital stock. In aggregate, USAA-affiliated institutions, institutions affiliated with American General Life Insurance Company and institutions affiliated with Beal Bank USA held $328,248,000, $274,211,000 and $168,534,000, respectively, of the Bank's capital stock as of December 31, 2025, representing 9.8 percent, 8.2 percent and 5.0 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
As discussed above in the sub-section entitled "Advances," Cadence Bank, the Bank's sixth largest shareholder as of December 31, 2025, was acquired by an out-of-district institution on February 2, 2026. As of December 31, 2025, Cadence Bank held $121,798,200 of the Bank's capital stock. Following the prepayment of the outstanding advances previously held by Cadence Bank, the Bank repurchased $114,735,900 of this capital stock on February 13, 2026.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below, and 0.10 percent of letters of credit (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Bank's Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members. There were no changes to the investment requirements during the years ended December 31, 2025 and 2024.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2025, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $0.4 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2025, advances outstanding under this program totaled approximately $1.8 billion.
The permissible range for the letter of credit-based component of the activity-based investment requirement is currently a range of 0.1 percent to 2.0 percent of members' outstanding letters of credit, as specified from time to time by the Bank's Board of Directors.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2025, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2024, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder's minimum investment requirement. A shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less in 2025 and $2,000,000 or less in 2024, (2) the shareholder was on restricted collateral status (subject to certain exceptions), or (3) for the repurchases that occurred during the first and second quarters of 2024, the shareholder elected to opt out of the repurchase. Shareholders were not permitted to opt out of the repurchases that occurred during 2025 or the third and fourth quarters of 2024. During the years ended December 31, 2025 and 2024, the Bank repurchased surplus stock totaling $956.9 million and $717.1 million, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2025 and 2024, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $13.7 million and $0.4 million, respectively.
At December 31, 2025, excess stock held by the Bank’s members and former members totaled $749 million, which represented 0.69 percent of the Bank’s total assets as of that date.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets.
The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2024.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 26, 2024	1,666,547	$166,651	$4
June 25, 2024	1,305,247	130,259	266
September 25, 2024	2,620,859	261,974	112
December 26, 2024	1,582,647	158,262	2
March 24, 2025	3,586,208	353,916	4,705
June 23, 2025	1,464,773	139,358	7,119
September 22, 2025	2,247,455	224,746	—
December 22, 2025	2,407,932	238,916	1,877
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2025 and 2024, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2025 and 2024 was $8.0 million and $0.2 million, respectively. For the years ended December 31, 2025 and 2024, average mandatorily redeemable capital stock was $7.0 million and $0.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2025 and 2024.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial banks	$1,399	42%	$1,669	40%
Credit unions	812	25	786	19
Savings institutions	580	17	1,189	28
Insurance companies	545	16	522	13
Community Development Financial Institutions	2	—	2	—
Total capital stock classified as capital	3,338	100	4,168	100
Mandatorily redeemable capital stock	8	—	—	—
Total regulatory capital stock	$3,346	100%	$4,168	100%

Derivatives and Hedging Activities
The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, all member institutions may obtain advances through a variety of product types that include features as diverse as variable and fixed coupons, overnight to 20-year maturities, and bullet (principal due at maturity) or amortizing redemption schedules. The Bank funds advances primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligation bonds and discount notes and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies.
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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2025, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2025, 2024 and 2023, the Bank’s notional balance of interest rate exchange agreements was $125.2 billion, $143.9 billion and $164.1 billion, respectively, while its total assets were $108.5 billion, $127.7 billion and $128.3 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2025, 2024 and 2023.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2025
Advances	$25,703	$2,862	$—	$850	$29,415
Investments	—	19,288	—	5,000	24,288
Mortgage loans held for portfolio	—	—	—	739	739
Consolidated obligation bonds	—	31,258	—	106	31,364
Consolidated obligation discount notes	—	—	966	28,021	28,987
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	10,000	10,000
Other	—	—	—	400	400
Total notional balance	$25,703	$53,408	$966	$45,135	$125,212
December 31, 2024
Advances	$35,301	$2,699	$—	$5,000	$43,000
Investments	—	19,594	—	3,309	22,903
Mortgage loans held for portfolio	—	—	—	1,642	1,642
Consolidated obligation bonds	—	46,587	—	436	47,023
Consolidated obligation discount notes	—	—	1,066	12,561	13,627
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$35,301	$68,880	$1,066	$38,667	$143,914
December 31, 2023
Advances	$50,880	$1,660	$—	$1,109	$53,649
Investments	—	17,987	—	1,552	19,539
Mortgage loans held for portfolio	—	—	—	1,377	1,377
Consolidated obligation bonds	—	70,233	—	1,021	71,254
Consolidated obligation discount notes	—	—	1,066	1,521	2,587
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,880	$89,880	$1,066	$22,299	$164,125

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2025 and 2024.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2025	2024
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$23,741	$33,363
		Economic	850	5,000
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	4,824	4,637

Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	19,288	19,594
		Economic	3,850	2,159
Receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset prepayment risk associated with the CMBS portfolio.	Economic	1,150	1,150
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	713	851
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	—	775
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	1,508	4,810
		Economic	76	76
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	29,750	41,777
		Economic	30	360
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	966	1,066
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable-rate index.	Economic	28,021	12,561
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	19	19
Counterparty Exposure
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To reduce net derivatives exposure to bilateral and clearinghouse counterparties by executing offsetting swaps	Economic	10,000	15,300
Other
Receive fixed, pay floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	400	400
Total derivatives used to hedge risk			125,186	143,898
Mortgage delivery commitments			26	16
Total notional amount of derivatives			$125,212	$143,914

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2025, the Bank had cleared trades outstanding with notional amounts totaling $71.1 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2025, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $54.1 billion.
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
As of December 31, 2025, cash collateral totaling $336 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value (and fair value) of $172 million to four bilateral derivative counterparties to meet its initial margin requirements. Further, as of December 31, 2025, the Bank had pledged $304 million (carrying value and fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2025, the Bank had received $233 million in cash variation margin to settle its cleared derivatives with its clearinghouse counterparties.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2025.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A(4)	3	$8,591.2	$19.6	$(11.3)	$(0.2)	$8.1
Cleared derivatives(3)	—	70,068.2	10.2	—	291.6	301.8
Liability positions with credit exposure
Single-A	7	35,321.9	(169.9)	189.2	8.0	27.3
Cleared derivatives(3)	—	1,010.5	—	—	11.9	11.9
Total derivative positions with non-member counterparties to which the Bank had credit exposure	10	114,991.8	(140.1)	177.9	311.3	349.1

Asset positions without credit exposure	5	3,275.6	17.8	(19.0)	—	—
Liability positions without credit exposure	4	6,909.2	(150.8)	147.7	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	10,184.8	(133.0)	128.7	—	—
Total non-member counterparties	19	125,176.6	(273.1)	$306.6	$311.3	$349.1

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	9.3	0.1
Mortgage delivery commitments	—	26.0	—
Total member institutions	1	35.3	0.1
Total	20	$125,211.9	$(273.0)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2025.
(2)Includes amounts that had not settled as of December 31, 2025.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for asset positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $8.4 billion and a net credit exposure of $8.0 million.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 100 percent at both December 31, 2025 and 2024. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations
Net Income
Net income for 2025, 2024 and 2023 was $582.6 million, $726.6 million and $874.5 million, respectively. The Bank’s net income for 2025 represented a return on average capital stock (“ROCS”) of 15.64 percent. In comparison, the Bank’s ROCS was 16.17 percent in 2024 and 15.42 percent in 2023. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The following table presents the components of net income for the years ended December 31, 2025, 2024 and 2023. The factors contributing to the changes in the Bank's net income from 2024 to 2025 are discussed below. The factors contributing to the changes in the Bank's net income from 2023 to 2024 are discussed in the 2024 10-K.
SUMMARY OF CHANGES IN NET INCOME
(dollars in thousands)

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
		Increase (Decrease)			Increase (Decrease)
	Amount	Amount	Percentage	Amount	Amount	Percentage
Net interest income after provision for credit losses	$762,234	$(129,358)	(14.5)%	$891,592	$(126,321)	(12.4)%	$1,017,913
Other income	59,751	(4,052)	(6.4)	63,803	(27,915)	(30.4)	91,718
Other expense	174,669	26,643	18.0	148,026	10,052	7.3	137,974
Income before assessments	647,316	(160,053)	(19.8)	807,369	(164,288)	(16.9)	971,657
AHP assessment	64,762	(15,980)	(19.8)	80,742	(16,464)	(16.9)	97,206
Net income	$582,554	$(144,073)	(19.8)%	$726,627	$(147,824)	(16.9)%	$874,451
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2025 and 2024, the Bank’s AHP assessments totaled $64.8 million and $80.7 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2025 and 2024, the Bank’s income before assessments was $647.3 million and $807.4 million, respectively. The $160.1 million decrease in income before assessments for 2025 as compared to 2024 was attributable to a $129.4 million decrease in net interest income after provision for credit losses, a $4.1 million decrease in other income and a $26.6 million increase in other expenses. The components of income before assessments (net interest income after provision for credit losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Credit Losses
In 2025 and 2024, the Bank’s net interest income after provision for credit losses was $762.2 million and $891.6 million, respectively. The $129.4 million decrease in net interest income after provision for credit losses from 2024 to 2025 was due primarily to a decrease in the average balances of the Bank's interest-earning assets, lower average capital balances and lower rates of return on the Bank's invested capital, partially offset by a $38.1 million decrease in net price alignment expense on cleared derivatives.
The average balances of the Bank's interest-earning assets decreased by $13.2 billion, from $125.0 billion in 2024 to $111.8 billion in 2025. The Bank's net interest margin decreased from 72 basis points in 2024 to 69 basis points in 2025. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread increased from 35 basis points in 2024 to 39 basis points in 2025. Due to the decrease in average short-term interest rates in 2025 relative to 2024, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 37 basis points in 2024 to 30 basis points in 2025. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives), as further discussed below. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS which, for 2025 and 2024, totaled $15.8 million and $12.5 million, respectively.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. As a result, the Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness that is recorded in net interest income. The following table presents the fair value hedge ineffectiveness and price alignment amount that are recorded in net interest income for the years ended December 31, 2025 and 2024.
FAIR VALUE HEDGE INEFFECTIVENESS AND PRICE ALIGNMENT AMOUNT IN NET INTEREST INCOME
(dollars in thousands)

	Advances	Investments	CO Bonds	CO Discount Notes	Total
Year Ended December 31, 2025
Gains (losses) on designated fair value hedges	$(875)	$368	$(275)	$—	$(782)
Price alignment interest (1)	(9,027)	(11,257)	(375)	(1,457)	(22,116)

Year Ended December 31, 2024
Gains (losses) on designated fair value hedges	$1,668	$(286)	$1,639	$—	$3,021
Price alignment interest (1)	(27,858)	(27,312)	(1,804)	(3,201)	(60,175)
_______________________
(1) Relates to derivatives for which variation margin payments are characterized as daily settlements.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2025, 2024 and 2023.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$3,264	$140	4.30%	$3,893	$206	5.29%	$5,619	$289	5.14%
Securities purchased under agreements to resell	4,776	201	4.20%	4,268	224	5.26%	7,399	385	5.20%
Federal funds sold (c)	10,458	452	4.32%	12,404	645	5.20%	13,939	709	5.09%
Investments
Trading	3,871	149	3.85%	2,670	120	4.51%	364	12	3.18%
Available-for-sale (d)	18,764	990	5.28%	18,560	1,142	6.15%	16,362	993	6.07%
Held-to-maturity (d)	1,020	52	5.15%	239	14	5.75%	281	15	5.49%
Advances (e)	63,542	2,936	4.62%	77,546	4,327	5.58%	106,415	5,742	5.40%
Mortgage loans held for portfolio (f)	6,149	280	4.55%	5,421	228	4.20%	4,770	177	3.72%
Total earning assets	111,844	5,200	4.65%	125,001	6,906	5.53%	155,149	8,322	5.36%
Cash and due from banks	25			64			41
Other assets	639			511			703
Derivatives netting adjustment (b)	(513)			(862)			(1,522)
Fair value adjustment on available-for-sale securities (d)	110			130			69
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	—			—			(1)
Total assets	$112,105	5,200	4.64%	$124,844	6,906	5.53%	$154,439	8,322	5.39%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,999	84	4.19%	$1,597	82	5.11%	$1,424	71	5.00%
Consolidated obligations
Bonds	77,984	3,366	4.32%	97,369	5,088	5.23%	106,161	5,453	5.14%
Discount notes	24,126	982	4.07%	17,180	842	4.90%	37,423	1,776	4.75%
Mandatorily redeemable capital stock and other borrowings	7	—	4.36%	1	—	6.13%	17	1	5.62%
Total interest-bearing liabilities	104,116	4,432	4.26%	116,147	6,012	5.18%	145,025	7,301	5.03%
Other liabilities	1,525			2,202			2,946
Derivatives netting adjustment (b)	(513)			(862)			(1,522)
Total liabilities	105,128	4,432	4.22%	117,487	6,012	5.12%	146,449	7,301	4.99%
Total capital	6,977			7,357			7,990
Total liabilities and capital	$112,105		3.95%	$124,844		4.81%	$154,439		4.73%
Net interest income		$768			$894			$1,021
Net interest margin			0.69%			0.72%			0.66%
Net interest spread			0.39%			0.35%			0.33%
Impact of non-interest bearing funds			0.30%			0.37%			0.33%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2025, 2024 and 2023 in the table above include $0.425 billion, $0.809 billion and $1.462 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2025, 2024 and 2023 in the table above include $87 million, $52 million and $57 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $38 million, $28 million and $20 million of non-accruing loans for the years ended December 31, 2025, 2024 and 2023, respectively.
(g)Average balances of deposits for the years ended December 31, 2025, 2024 and 2023 include time deposits of $237 million, $24 million and $44 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2025, 2024 and 2023, interest was paid on demand deposits at average rates of 4.2 percent, 5.1 percent and 5.0 percent, respectively, and on time deposits at average rates of 3.8 percent, 4.5 percent and 4.6 percent, respectively.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2025 and 2024 and between 2024 and 2023. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2025 vs. 2024 Increase (Decrease) Due To			2024 vs. 2023 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(30)	$(36)	$(66)	$(91)	$8	$(83)
Securities purchased under agreements to resell	25	(48)	(23)	(165)	4	(161)
Federal funds sold	(93)	(100)	(193)	(80)	16	(64)
Investments
Trading	48	(19)	29	102	6	108
Available-for-sale	12	(164)	(152)	135	14	149
Held-to-maturity	40	(2)	38	(2)	1	(1)
Advances	(713)	(678)	(1,391)	(1,605)	190	(1,415)
Mortgage loans held for portfolio	32	20	52	26	25	51
Total interest income	(679)	(1,027)	(1,706)	(1,680)	264	(1,416)
Interest expense
Interest-bearing deposits	18	(16)	2	9	2	11
Consolidated obligations
Bonds	(918)	(804)	(1,722)	(458)	93	(365)
Discount notes	299	(159)	140	(990)	56	(934)
Mandatorily redeemable capital stock and other borrowings	—	—	—	(1)	—	(1)
Total interest expense	(601)	(979)	(1,580)	(1,440)	151	(1,289)
Changes in net interest income	$(78)	$(48)	$(126)	$(240)	$113	$(127)

Other Income
The following table presents the various components of other income for the years ended December 31, 2025, 2024 and 2023.

OTHER INCOME
(in thousands)

	2025	2024	2023
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$158	$(1,416)	$872
Economic hedge derivatives related to consolidated obligation discount notes	(6,343)	(1,175)	(12,416)
Member/offsetting derivatives	5	7	10
Economic hedge derivatives related to advances	(2,250)	3,008	8,292
Economic hedge derivatives related to trading securities	15,370	10,326	152
Economic hedge derivatives related to available-for-sale securities	2,324	509	31
Economic hedge derivatives related to mortgage loans held for portfolio	15,572	16,887	17,752
Other stand-alone economic hedge derivatives	(10,710)	(14,473)	(13,862)
Total net interest income associated with economic hedge derivatives	14,126	13,673	831
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	2,589	(6,100)	1,523
Available-for-sale securities	787	637	(77)
Trading securities	(14,025)	12,667	(2,193)
Mortgage loans held for portfolio	(18,724)	769	(6,503)
Consolidated obligation bonds	2,643	375	1,763
Consolidated obligation discount notes	794	2,630	9,616
Other stand-alone economic hedge derivatives	11,355	6,143	11,024
Interest rate swaptions
Available-for-sale securities	(349)	(2,401)	(1,398)
Mortgage loans held for portfolio	(4,062)	(2,145)	(2,290)
Mortgage delivery commitments	655	898	3,338
Member/offsetting derivatives	(5)	(5)	(8)
Total fair value gains (losses) related to economic hedge derivatives	(18,342)	13,468	14,795
Price alignment amount on daily settled derivative contracts	4,834	14,596	15,068
Total net gains on derivatives and hedging activities	618	41,737	30,694
Net gains (losses) on trading securities	27,801	(7,550)	12,009
Gains on early extinguishment of debt	—	—	23,396
Net gains on other assets carried at fair value	2,657	2,346	2,075
Realized gains on sales of held-to-maturity securities	—	—	1,081
Service fees	3,100	2,012	3,191
Letter of credit fees	23,208	23,195	18,011
Standby bond purchase agreement fees	1,845	1,561	1,674
Other, net	522	502	(413)
Total other	59,133	22,066	61,024
Total other income	$59,751	$63,803	$91,718
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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $6.0 million and $(5.1) million in 2025 and 2024, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio, the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both December 31, 2025 and 2024, the notional balance of these derivatives totaled $400 million. For the years ended December 31, 2025 and 2024, the gains associated with these stand-alone economic hedge derivatives were $11.4 million and $6.2 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $(22.8) million and $(1.4) million for the years ended December 31, 2025 and 2024, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains or losses from the commitment date to the settlement date) were $0.7 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the years ended December 31, 2025 and 2024, the losses associated with these stand-alone economic hedge derivatives were $0.3 million and $2.4 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the years ended December 31, 2025 and 2024, the gains associated with these stand-alone economic hedge derivatives were $0.8 million and $2.6 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the years ended December 31, 2025 and 2024, respectively.
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

Other
During the years ended December 31, 2025 and 2024, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these securities were $27.8 million and $(7.6) million for the years ended December 31, 2025 and 2024, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes and U.S. Treasury Bills. For the years ended December 31, 2025 and 2024, the gains (losses) associated with these stand-alone derivatives were $(14.0) million and $12.7 million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $2.7 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $23.2 million in each of the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, average outstanding letters of credit totaled $31.8 billion and $32.3 billion, respectively.
Standby bond purchase agreement fees totaled $1.8 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, outstanding standby bond purchase agreements totaled $930 million and $742 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, subsidies, donations and Affordable Housing Program contributions; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2025 and 2024, these expenses totaled $174.7 million and $148.0 million, respectively.
Compensation and benefits totaled $64.1 million for 2025, compared to $61.5 million for 2024. The $2.6 million increase in compensation and benefits for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due largely to cost-of-living and merit increases and higher average headcount, as well as an increase in expenses related to the Bank's supplemental executive retirement plan ("SERP"), partially offset by a reduction in discretionary bonuses paid to non-executive employees. In 2025 and 2024, the Bank made contributions of $1.8 million and $1.0 million, respectively, to its SERP. The Bank's average headcount in 2025 and 2024 was 225 and 214 employees, respectively. At December 31, 2025 and 2024, the Bank employed 227 and 223 people, respectively.
Other operating expenses for the years ended December 31, 2025 and 2024 were $51.1 million and $50.4 million, respectively. The $0.7 million increase in other operating expenses resulted primarily from increases in safekeeping fees and low-dollar office furniture and equipment, partially offset by lower usage of independent contractors to support information technology initiatives at the Bank.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $7.2 million and $7.4 million in 2025 and 2024, respectively, representing a year-over-year decrease of $0.2 million. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $10.5 million and $12.7 million, respectively, representing a year-over-year decrease of $2.2 million.
Voluntary grants, subsidies, donations and Affordable Housing Program expenses were $40.7 million and $14.7 million for the years ended December 31, 2025 and 2024, respectively. The amounts expensed under the Bank's voluntary community investment programs during the year ended December 31, 2025 are presented below in the section entitled "Voluntary Community Investment Programs."
Derivative clearing fees were $1.0 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. The decline in derivative clearing fees was due to a decline in the volume of cleared derivatives that were transacted during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Unaudited Quarterly Financial Data
The following is a summary of the Bank’s unaudited quarterly operating results for the year ended December 31, 2025.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$1,331,352	$1,356,947	$1,326,141	$1,185,361	$5,199,801
Net interest income after provision for credit losses	187,700	194,080	203,687	176,767	762,234
Other income (loss)
Net gains on trading securities	12,524	3,685	7,126	4,466	27,801
Net gains (losses) on derivatives and hedging activities	(4,267)	963	(183)	4,105	618
Net gains (losses) on other assets carried at fair value	(651)	1,803	1,160	345	2,657
Letter of credit fees	5,946	5,909	5,729	5,624	23,208
Service fees and other, net	1,151	1,457	1,392	1,467	5,467
Other expense
Voluntary grants, subsidies, donations and AHP contributions	2,134	8,785	9,964	19,861	40,744
Other	32,895	33,552	34,814	32,664	133,925
AHP assessment	16,750	16,564	17,415	14,033	64,762
Net income	150,624	148,996	156,718	126,216	582,554
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
For the year ended December 31, 2024, the Bank’s Adjusted Income Before Assessments was $824,812,000, which resulted in a target minimum allocation of $41,241,000 to its voluntary loan and grant programs for 2025. The following table sets forth a summary of the amounts that the Bank made available for its voluntary loan and grant programs in 2025 and the loans that were funded and the grants/subsidies/donations that were expensed during the year.

VOLUNTARY COMMUNITY INVESTMENT PROGRAMS AND DONATIONS
(in thousands)

	Amount Carried Forward From 2024	Amount from 2024 Made Available in 2025	Receipts of Principal and Interest from 2024	Reallocations and Additional Funds Made Available in 2025	Total Available in 2025	Loans/Grants/Subsidies/Donations Funded/Expensed During the Year Ended December 31, 2025	Amount Carried Forward to 2026
Loan Programs
CANOPY Fund	$20,149	$1,944	$—	$9	$22,102	$22,102	$—
Small Business Boost	190	4,750	2,035	—	6,975	3,968	3,007
Total Loan Programs	20,339	6,694	2,035	9	29,077	26,070	3,007

Grant Programs
FORTIFIED Fund (Owner Property)	83	10,000	—	—	10,083	9,889	194
Pathway Fund (formerly Heirs' Property Program)	—	3,000	—	1,339	4,339	4,339	—
Partnership Grant Program	—	1,000	—	—	1,000	1,000	—
Native American Housing Opportunities Fund	—	2,500	—	247	2,747	2,747	—
Housing Assistance for Veterans	—	1,000	—	—	1,000	997	3
Small Business Recovery Grant	—	1,385	—	—	1,385	1,385	—
FORTIFIED Fund (Rental Property)	—	10,000	—	(1,339)	8,661	8,661	—
Native American Down Payment Assistance	—	1,000	—	(1,000)	—	—	—
SHFA - Home Ownership/Financial Education Support	—	600	—		600	600	—
Homebuyer Equity Leverage Partnership *	—	4,062	—	938	5,000	4,237	763
Total Grant Programs	83	34,547	—	185	34,815	33,855	960

Donations and Other Contributions
SHARE 2025 Subsidized Advances	—	—	—	2,387	2,387	2,387	—
Disaster Relief Donations (Texas Hill Country Flooding)	—	—	—	139	139	139	—
Total Donations and Other Contributions	—	—	—	2,526	2,526	2,526	—

Total Voluntary Community Investment Programs	$20,422	$41,241	$2,035	$2,720	$66,418	$62,451	$3,967
*    These funds are in addition to the set-aside amount from the Bank's 2024 statutory AHP assessment, which totals $17.0 million.
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. By resolution of the Bank’s Board of Directors, this obligation became effective on January 1, 2024. During the year ended December 31, 2025, the AHP make-whole amount was $4,363,000. This amount, which is recorded in “Voluntary grants, subsidies, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, was derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the year ended December 31, 2025 by $39,266,000 and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.
Relative to its 2025 target minimum allocation of $41,241,000, the Bank made available $6,703,000 for its voluntary loan programs (inclusive of reallocations and excluding amounts carried forward and receipts of principal and interest from 2024) and it expensed voluntary grants, subsidies and donations of $33,855,000, $2,387,000 and $139,000, respectively. These amounts, totaling $43,084,000, exceeded the Bank's 2025 target minimum allocation by $1,843,000 and represented 5.22 percent of its 2024 Adjusted Income Before Assessments. As shown in the table above, the Bank will carry forward to 2026 $3,967,000 for its voluntary community investment programs.

The following table presents the components of voluntary grants, subsidies, donations and Affordable Housing Program contributions that are reported in the Bank's Statement of Income for the years ended December 31, 2025, 2024 and 2023.
VOLUNTARY GRANTS, SUBSIDIES, DONATIONS AND AFFORDABLE HOUSING CONTRIBUTIONS
(in thousands)

	2025	2024	2023
Total grant programs	$33,855	$11,616	$1,956
Disaster relief donations	139	250	3,387
SHARE 2025 subsidized advances	2,387	—	—
Conditional FORTIFIED Fund grants made in 2023/funded in 2024	—	1,058	—
AHP make-whole amount	4,363	1,739	—
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	$40,744	$14,663	$5,343
For the year ended December 31, 2025, the Bank’s Adjusted Income Before Assessments was $691,251,000, which resulted in a target minimum allocation of $34,563,000 to its voluntary loan and grant programs for 2026.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2025, the Bank’s short-term liquidity portfolio was comprised of $16.7 billion of overnight reverse repurchase agreements, $7.4 billion of overnight federal funds sold, $2.7 billion of overnight interest-bearing deposits and $3.5 billion of U.S. Treasury Notes.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2025 or 2024.

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
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. The supervisory letter and subsequent guidance set forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit and the inclusion of uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities as a cash inflow three business days after measurement.
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
The Bank was in compliance with these liquidity requirements at all times during the years ended December 31, 2025 and 2024.
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
At December 31, 2025, the Bank’s credit risk, market risk and operations risk capital requirements were $462 million, $485 million and $284 million, respectively. These requirements were $471 million, $437 million and $272 million, respectively, at December 31, 2024.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2025 or December 31, 2024. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2025 and 2024, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2025 and 2024, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-38).
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
As discussed in the section entitled Financial Condition — Derivatives and Hedging Activities, all interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2025, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions. U.S. GAAP requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives, other than those designated in cash flow hedging relationships, are recorded each period in current earnings. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying fair value hedge has an impact on current earnings. Changes in the fair values of the Bank’s derivatives that are designated in cash flow hedging relationships are recorded each period in other comprehensive income until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from accumulated other comprehensive income to earnings.
As of December 31, 2025, the Bank’s derivatives portfolio included $79.1 billion (notional amount) that was designated in fair value hedging relationships, $1.0 billion (notional amount) that was designated in cash flow hedging relationships and $45.1 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes. By comparison, at December 31, 2024, the Bank’s derivatives portfolio included $104.1 billion (notional amount) that was designated in fair value hedging relationships, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $38.7 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes.
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

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see the audited financial statements accompanying this report (specifically, Note 2 on page F-16).

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
The objective of maintaining a stable net interest spread is complicated under normal conditions by the fact that the intermediation process outlined above cannot be executed for all of the Bank’s assets and liabilities on an individual basis. In the course of a typical business day, the Bank continuously offers a wide range of fixed and floating rate advances with maturities ranging from overnight to in some cases as long as 40 years that members can borrow in amounts that meet their specific funding needs at any given point in time. At the same time, the Bank issues consolidated obligations to investors who have their own set of investment objectives and preferences for the terms and maturities of securities that they are willing to purchase.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2024 through December 2025.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as capital (equity) rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either vendor prices or a pricing model. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2024 through December 2025. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2024	$7.161	$7.209	0.67%	$7.203	0.59%	$7.196	0.49%	$7.165	0.06%
March 2025	6.756	6.812	0.83%	6.840	1.24%	6.796	0.59%	6.785	0.43%
June 2025	6.960	6.991	0.45%	7.054	1.35%	6.984	0.35%	6.992	0.46%
September 2025	6.609	6.599	(0.15)%	6.720	1.68%	6.608	(0.02)%	6.661	0.79%
December 2025	6.760	6.644	(1.72)%	6.943	2.71%	6.705	(0.81)%	6.846	1.27%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2024 through December 2025.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2024	0.19	(0.23)	(0.04)	(0.48)	(0.41)	(0.04)	0.35	0.50
March 2025	0.21	(0.24)	(0.03)	(0.21)	(0.62)	0.05	0.66	0.79
June 2025	0.23	(0.26)	(0.03)	(0.17)	(0.41)	0.10	0.71	0.90
September 2025	0.26	(0.25)	0.01	0.37	(0.14)	0.33	0.77	0.83
December 2025	0.29	(0.24)	0.05	0.98	0.78	1.10	1.37	1.48
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2025, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2025, 2024 and 2023, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-52.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2025 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025, which is included herein on page F-3.

Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 24, 2025, the Director of the Finance Agency designated that, for 2026, the Bank would have eight member directors and six independent directors. With respect to member directorships, the order required the Bank to reduce the number of Texas member directors from four to three beginning in 2026. At that time, the Bank had one Texas member directorship and two independent directorships with terms that were scheduled to expire on December 31, 2025. After consultation with the Finance Agency, the Bank reduced the number of its directors from 16 to 14 by foregoing elections in calendar year 2025 (for terms that would otherwise have commenced on January 1, 2026) for the Texas member directorship and one of the two independent directorships referenced in the preceding sentence. With respect to the director elections that the Bank conducted during calendar year 2025, for terms beginning January 1, 2026, one member director was elected in Arkansas, one member director was elected in Louisiana and one independent director was elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2026, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 3.
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
The Board of Directors has designated Dianne W. Bolen, Lorraine Palacios and Felipe A. Rael as the Bank's public interest directors.

2026 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 20, 2026):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
A. Fred Miller, Jr., Chairman (Member)	76	2015	2026	(a)(b)(c)(d)(e)(f)(g)
Stephen Panepinto, Vice Chairman (Member)	73	2021	2028	(a)(b)(c)(d)(e)(f)(g)
Karuna Annavajjala (Independent)	50	2024	2027	(a)(c)(d)
Jeff Austin III (Member)	63	2025	2028	(a)(d)(e)(g)
Dorsey L. Baskin, Jr. (Independent)	72	2020	2029	(a)(b)(c)(g)
Dianne W. Bolen (Independent)	77	2012	2026	(c)(e)(f)(g)
Rufus Cormier, Jr. (Independent)	78	2021	2028	(b)(c)(d)(f)(g)
Michael W. Donnell (Member)	57	2026	2029	(b)(e)(f)
Mark S. Marionneaux (Member)	47	2026	2029	(d)(e)(f)
Lorraine Palacios (Independent)	47	2023	2026	(a)(e)(f)
Christopher G. Palmer (Member)	55	2023	2026	(b)(c)(d)
Felipe A. Rael (Independent)	48	2020	2027	(a)(b)(f)(g)
J. Mark Riebe (Member)	69	2025	2028	(c)(d)(e)
Brett F. Seybold (Member)	45	2024	2027	(a)(b)(d)(g)
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
Stephen Panepinto is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2026. Mr. Panepinto serves as Chairman, President and Chief Executive Officer of Plaquemine Bank and Trust Company in Plaquemine, Louisiana. He joined Plaquemine Bank and Trust Company, a member of the Bank, in 1983 and has served as Chairman since 2004, as Chief Executive Officer since 1997, and as President since September 2024. Mr. Panepinto also served as President of Plaquemine Bank and Trust Company from 1995 to July 2023. Since 2012, he has served as chairman of the Civil Service Board representing the Police and Fire Departments for the City of Plaquemine. For over 35 years, Mr. Panepinto has served as a board and executive committee member of the Capital Regional Planning Committee, a council of governments that provides transportation and economic development services to 11 parishes in Louisiana. He previously served as a director of the Louisiana Bankers Association and as a director of the Community Bankers of Louisiana and he is a past chairman of the

Iberville Chamber of Commerce. Mr. Panepinto currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee of the Council of Federal Home Loan Banks. He also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Located in Austin, Texas, Karuna Annavajjala provides strategic advisory services focused on digital/artificial intelligence transformation and information security management to clients in Central Texas. She has provided these services since September 2024. In the third quarter of 2024, Ms. Annavajjala acquired franchise area rights for The Fresh Monkee (a retail seller of healthy protein shakes) to develop stores in Dallas-Fort Worth, Texas; Austin, Texas; and Atlanta, Georgia. She opened three stores in the second half of 2025. Ms. Annavajjala serves as President of The Fresh Way of Dallas and The Fresh Way of Austin and as Vice President of The Fresh Way of Atlanta, the entities she established to own and operate the business. From May 2020 to September 2024, Ms. Annavajjala served as Vice President and Chief Information Officer for Silicon Labs, a publicly held wireless technology company in Austin, Texas. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for American International Group, Inc. ("AIG"), a global provider of insurance and other financial services. Prior to joining AIG, she was employed by Teachers Insurance and Annuity Association of America ("TIAA"), where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles. She currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
Dorsey L. Baskin, Jr. is a retired partner of Grant Thornton LLP. Mr. Baskin joined Grant Thornton in 2002 as an audit partner and served in that capacity until his retirement in 2016. From 2002 to 2011, he also served as one of the firm's five National Professional Practice Directors. Further, from 2011 until his retirement in 2016, Mr. Baskin served as the firm’s National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years with Arthur Andersen LLP. He joined Arthur Andersen’s audit practice in 1977 and served as a partner from 1989 to 2002. In addition, Mr. Baskin served as a member of Arthur Andersen’s Accounting Principles Group from 1987 to 1989, as National Technical Director and Regulatory Liaison for the Banking Industry Audit Practice from 1989 to 1999, and as Managing Director of the Global Assurance Professional Standards Group from 1999 to 2002. Beginning early in his career, Mr. Baskin specialized in the financial services industry. Over the course of his 39-year career in public accounting, he served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Since his retirement, Mr. Baskin has worked as an independent consultant and has from time to time served as an accounting expert witness. In November 2022, he received a certificate upon completing the requirements for "ESG: Navigating the Board's Role," an executive education program offered by the University of California Berkeley School of Law. He is a former board member and past chairman of the Dallas Summer Musicals, a non-profit theater presenter. Mr. Baskin is a Certified Public Accountant (Retired Status) and he currently serves as Chairman of the Bank’s Audit Committee.
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
Rufus Cormier, Jr. is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a corporate and banking/finance lawyer, he specialized in commercial lending, derivatives, securitizations, and asset purchase and sale transactions. Mr. Cormier joined Baker Botts L.L.P. in 1974 and was a partner from 1981 until his retirement in December 2012. Since 1992, he has served on the Board of Visitors of the MD Anderson Cancer Center. Previously, Mr. Cormier served as a commissioner of the Houston City Planning Commission and on the boards of directors of Memorial Hermann Hospital and the Memorial Hermann Healthcare System, St. John's School, the Center for American and International Law, the Texas Business Hall of Fame Foundation and the United Way for the Texas Gulf Coast. He is a past chairman of the board of regents of Texas Southern University, a past vice chairman of the board of directors of the Houston Bar Foundation and a past vice chairman of the American Red Cross (Greater Houston Chapter). Further, Mr. Cormier previously served on the executive committee of the board of directors of the Center for Houston's Future, the executive board of Southern Methodist University's School of Law and the executive committee of the Yale Law School Association. He currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors.
Michael W. Donnell serves as a director and President of Chambers Bank, a member of the Bank located in Danville, Arkansas. Mr. Donnell has served as President of Chambers Bank since October 2012 and as a director since March 2013. Since May 2018, he has also served as Chief Operating Officer of Chambers Bancshares, Inc., Chambers Bank’s privately held holding company. From 1999 to January 2017, Mr. Donnell served as Chief Financial Officer of Chambers Bancshares, Inc. and from 2001 to March 2014 he also served as Chief Financial Officer of Chambers Bank. Mr. Donnell joined what is now Chambers Bank in 1992 and prior to his appointment as Chief Financial Officer of Chambers Bancshares, Inc. in 1999, he served in various leadership roles for subsidiaries of Chambers Bancshares, Inc. Mr. Donnell has served on numerous civic and educational boards, including the Arkansas Tech University Foundation Board of Directors and its Finance Committee as well as the Pope and Yell County Single Parent Scholarship Fund, where he served as president. From 2017 until his election to the Bank’s Board of Directors, Mr. Donnell served on the Bank’s Member Advisory Council.
Mark S. Marionneaux serves as a director, President and Chief Executive Officer of Bank of Zachary, a member of the Bank located in Zachary, Louisiana. He has served as President since January 2017 and as Chief Executive Officer since April 2018. Prior to his appointment as President of Bank of Zachary, Mr. Marionneaux served as Senior Vice President and Chief Lending Officer from September 2016 to January 2017 and as Vice President of Commercial Lending from May 2012 to September 2016. Since April 2023, Mr. Marionneaux has also served as President of Zachary Bancshares, Inc., Bank of Zachary's privately held holding company. From April 2018 to April 2023, he served as Executive Vice President of Zachary Bancshares, Inc. Mr. Marionneaux has served as a director of Bank of Zachary and Zachary Bancshares, Inc. since December 2016. He currently serves as a director of the East Baton Rouge Parish 4-H Foundation and as a director of the Zachary Athletic Foundation. Mr. Marionneaux previously served as a board member and as a past president of the Zachary Chamber of Commerce and the Rotary Club of Zachary. In addition, he previously served on the board of directors of the Regional Arts Council of Zachary and as a board member of the Zachary Food Pantry. Mr. Marionneaux is a past director of the Louisiana Bankers Association. From 2022 until his election to the Bank's Board of Directors, Mr. Marionneaux served on the Bank’s Member Advisory Council.
Lorraine Palacios serves as Senior Managing Director and Co-Head of Public Finance for Samuel A. Ramirez & Co., Inc. (“Ramirez”), a nationwide, full-service investment bank, brokerage and advisory firm. Ms. Palacios has served as Senior Managing Director since October 2024 and as Co-Head of Public Finance since January 2025. She joined Ramirez in January 2011. From November 2016 to December 2024, Ms. Palacios served as Co-Head of National Housing Group, Head of Midwest, and Texas Group Member and, from November 2016 to September 2024, she also served as Managing Director. From January 2011 to October 2016, Ms. Palacios served as Senior Vice President. In her current role, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads Ramirez's national affordable housing practice which is concentrated in Texas, the Midwest and the Northeast. Prior to joining Ramirez, Ms. Palacios served as Vice President - National Housing Public Finance Group for RBC Capital Markets, LLC from June 2008 to December 2010. From September 2001 to May 2008, Ms. Palacios served in various positions in the National Housing Public Finance Group at UBS Investment Bank. Ms. Palacios currently serves as a member of the Hispanic Scholarship Fund Austin Advisory Council. She is a past board member of the Municipal Advisory Council of Texas and the Texas Chapter of Women in Public Finance Scholarship and Mentoring Committees. Ms. Palacios currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank's Board of Directors.
Christopher G. Palmer serves as a director, President and Chief Executive Officer of Pioneer Bank in Roswell, New Mexico. He joined Pioneer Bank, a member of the Bank, in November 2004 and has served as President and Chief Executive Officer since April 2019. From April 2017 to March 2019, Mr. Palmer served as President and Chief Operating Officer and from November 2004 to March 2017 he served as Senior Vice President and Chief Financial Officer. He has served as a director of Pioneer Bank since April 2017. Prior to joining Pioneer Bank, Mr. Palmer held various positions for The Citizens Bank in

Farmington, New Mexico from September 1996 to October 2004. Mr. Palmer is a current director and past chairman of the Independent Community Bankers Association of New Mexico and he currently serves as Vice President of the Southeastern New Mexico Society of Certified Public Accountants. He previously served as President of the United Way of Chaves County, Chairman of the Roswell Chaves County Economic Development Corporation, Vice President of the United Way Foundation, Treasurer of the Community Foundation of Chaves County, Treasurer of the First Tee of the Pecos Valley and Treasurer of the Roswell Adult Center Foundation. Mr. Palmer is a Certified Public Accountant. He currently serves as Vice Chairman of the Audit Committee and as Vice Chairman of the Compensation and Human Resources Committee of the Bank's Board of Directors.
Felipe A. Rael serves as Executive Director of Sol Housing, a non-profit affordable housing developer of multifamily rental and owner-occupied homes for first-time homebuyers. He has served as Executive Director of Sol Housing, formerly known as the Greater Albuquerque Housing Partnership, since December 2014. Prior to joining Sol Housing, Mr. Rael served as Director of Housing Development for the New Mexico Mortgage Finance Authority from February 2009 to December 2014. From 2001 to 2008, Mr. Rael served in various positions in the mortgage finance industry. Until his election to the Bank's Board of Directors, Mr. Rael had served as a member of the Bank's affordable housing Advisory Council since January 2016 and as the Advisory Council's vice chair since January 2019. He currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
Brett F. Seybold serves as Executive Vice President and Chief Financial Officer for the United Services Automobile Association ("USAA"), an insurance and financial services company headquartered in San Antonio, Texas. Mr. Seybold joined USAA, a member of the Bank, in June 2004 and has served as Executive Vice President and Chief Financial Officer since July 2024. In this capacity, he is responsible for USAA's investments, capital, liquidity, capital market activities, stress testing, financial reporting and analytics and rating agency relationships in addition to treasury operations. In addition, Mr. Seybold currently serves or has served in executive officer and/or director positions for USAA-affiliated companies, including USAA Federal Savings Bank, USAA Casualty Insurance Company, USAA General Indemnity Company, Garrison Property and Casualty Insurance Company, Catastrophe Reinsurance Company, and USAA Life Insurance Company (all of which are wholly owned subsidiaries of USAA and members of the Bank). From April 2024 to February 2025, he served as a director of USAA Casualty Insurance Company, USAA General Indemnity Company, Garrison Property and Casualty Insurance Company and Catastrophe Reinsurance Company (the "P&C Companies"). Since August 2024, Mr. Seybold has served as a director of USAA Life Insurance Company. From March 2024 to July 2024, he served as Senior Vice President - Senior Financial Officer - P&C for USAA and the P&C Companies. From April 2018 to April 2024, Mr. Seybold served as Senior Vice President and Corporate Treasurer for USAA and the wholly owned subsidiaries that are members of the Bank, except for USAA Federal Savings Bank, for which his service in this capacity ended in March 2024. Further, from April 2020 to April 2021, he also served as Senior Vice President and Chief Investment Officer for USAA Life Insurance Company and, from September 2021 to September 2023, he also served as USAA's Chief Transformation Officer. From February 2016 to April 2018, he served as Vice President of Enterprise Planning and Analysis and from October 2014 to February 2016, he served as Vice President of Strategic Solutions and Financial Planning and Analysis for USAA. Mr. Seybold held various asset/liability management, capital management, investment and capital markets positions from June 2004 to October 2014. He currently serves as a board member of Haven for Hope, a non-profit organization addressing the needs of the homeless. Until his election to the Bank's Board of Directors, Mr. Seybold served as the Chair of the Bank's Insurance Member Advisory Council. He is a Certified Financial Analyst Charter holder. Mr. Seybold currently serves as Chairman of the Strategic Planning, Operations and Technology Committee and as Vice Chairman of the Risk Management Committee of the Bank’s Board of Directors.
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
Ms. Anavajjala was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. With over 26 years of experience in information technology and technology consulting, Ms. Annavajjala brings to the Board extensive experience in the areas of information technology, cybersecurity, project development, organizational management and risk management. From May 2020 to September 2024, she served as Vice President and Chief Information Officer for Silicon Labs. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for AIG. Prior to joining AIG, she was employed by TIAA, where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles with Deloitte Consulting, Alliance Data, Insurance Services Office and Netmap Analytics, Inc. Currently, she provides strategic information technology advisory services to clients in Central Texas.
Mr. Baskin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2026. He has served on the Bank's Board of Directors since November 30, 2020. Having spent 39 years with two international public accounting firms, where he specialized in the financial services industry, Mr. Baskin brings to the Board extensive experience in the areas of accounting, finance, internal controls and corporate governance. From 2002 until his retirement in 2016, Mr. Baskin served as an audit partner with Grant Thornton LLP. For nine years, he also served as one of the firm's five National Professional Practice Directors and, for five years, as the firm's National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years at Arthur Andersen LLP. Over the course of his career, Mr. Baskin served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Mr. Baskin is a Certified Public Accountant (Retired Status).
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
Ms. Palacios was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2023. She brings to the Board over 24 years of experience in public finance and affordable housing. As Senior Managing Director and Co-Head of Public Finance for Ramirez, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads the firm's national affordable housing practice. She is a past board member of the Municipal Advisory Council of Texas.
Mr. Rael was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. He has served on the Bank's Board of Directors since March 6, 2020. With over 25 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of Sol Housing. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 20, 2026). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	57	President and Chief Executive Officer	2014
Ben Barlow	50	Executive Vice President and General Counsel	2016
Brehan Chapman	49	Executive Vice President and Chief Administrative Officer	2009
Kelly Davis	58	Executive Vice President and Chief Risk Officer	2015
Tom Lewis	63	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	59	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	53	Executive Vice President and Chief Banking and Digital Transformation Officer	2009
Jibo Pan	53	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	52	Executive Vice President and Chief Information Officer	2015
Michael Zheng	56	Executive Vice President and Chief Credit Officer	2015
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
Ben Barlow serves as Executive Vice President and General Counsel of the Bank. Mr. Barlow joined the Bank in September 2015 as Assistant General Counsel and was promoted to Vice President in January 2016. He was promoted to Deputy General Counsel – Corporate in January 2024 and to Executive Vice President and General Counsel in March 2026. Prior to joining the Bank, Mr. Barlow served as Vice President and Associate Counsel for the Federal Home Loan Bank of Seattle from March 2013 to June 2015. Prior to that, he served as Assistant Vice President, Associate Counsel and Compliance Officer from 2010 to 2013 and as Assistant Vice President and Compliance Officer from 2008 to 2010 for the Federal Home Loan Bank of Des Moines. Prior to joining the Federal Home Loan Bank of Des Moines, Mr. Barlow served in various compliance and regulatory roles in the financial services industry, including roles with Deutsche Bank (2007 to 2008) and Bear, Stearns & Co. (2005 to 2007).
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. We attempt to accomplish this goal as it relates to our executive officers through a mix of base salary, short-term incentive awards (with a deferral component) and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 100.
For 2025, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief Administrative Officer.
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
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of all previous EIPs except the 2022 EIP), are (in the case of the 2026 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP. In 2022, a performance goal with a percentage weight of 20 percent was modified for purposes of the 2022 VPP but was not modified for purposes of the 2022 EIP.
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
In February 2024 (for compensation to be paid in 2025), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2024 Pay Study"). Completed in October 2024, the 2024 Pay Study involved an analysis of base salaries and incentives (total direct compensation) for benchmark jobs at 58 institutions, including the other FHLBanks. For one position (our Head of Capital Markets), the competitive market was expanded to include the Secondary Commercial Peer Group, which included 34 institutions. The value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
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
On December 3, 2020, the Board of Directors, acting upon a recommendation from the Committee, approved our 2021 EIP (the "2021 EIP"), subject to the review of the Finance Agency. On January 11, 2021, the Finance Agency informed us that it did not object to the 2021 EIP. The 2021 EIP was effective as of January 1, 2021. Like the 2020 EIP, the 2021 EIP provided for an annual award, 50 percent of which could be fully earned in 2021 and 50 percent of which could be fully earned in 2024. The threshold, target and maximum award percentages in the 2021 EIP were the same as those in the 2020 EIP.
On December 2, 2021, the Board of Directors, acting upon a recommendation from the Committee, approved our 2022 EIP, subject to the review of the Finance Agency. On January 31, 2022, the Finance Agency informed us that it did not object to the 2022 EIP. The 2022 EIP was retroactively effective as of January 1, 2022. Like previous EIPs, the 2022 EIP provided for an annual award, 50 percent of which could be fully earned in 2022 and 50 percent of which could be fully earned in 2025. The threshold, target and maximum award percentages in the 2022 EIP were the same as those in the 2021 EIP.
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
For 2023, the Committee and Board of Directors elected to increase the threshold, target and maximum incentive award percentages for all of our executive officers other than Mr. Bhasin. Mr. Bhasin's maximum award percentage (100 percent) was at that time the same as the maximum award percentage for all other FHLBank Presidents/CEOs and his threshold and target award percentages (50 percent and 75 percent, respectively) were equivalent to the median threshold and target award percentages for the FHLBank Presidents/CEOs. In establishing the higher award percentages for our other executives, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks and the results of a pay study prepared for us by McLagan in 2022. For Messrs. Madhavan and Pan, their threshold, target and maximum award percentages were increased from 30 percent, 60 percent and 80 percent, respectively, to 40 percent, 65 percent and 85 percent, respectively. For Mr. Lewis and Ms. Chapman, their threshold, target and maximum award percentages were increased from 30 percent, 50 percent and 70 percent, respectively, to 35 percent, 55 percent and 75 percent, respectively. The higher award percentages were either equal to or slightly above the median incentive opportunities for comparable positions at the other FHLBanks.
On December 7, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved our 2024 EIP (the "Proposed 2024 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, we made certain revisions to the Proposed 2024 EIP (inclusive of the revisions, the “2024 EIP”), subject again to review by the Finance Agency. On March 8, 2024, the Finance Agency informed us that it did not object to the 2024 EIP. The 2024 EIP was retroactively effective as of January 1, 2024. Like previous EIPs, the 2024 EIP provided for an annual award, 50 percent of which could be fully earned in 2024 and 50 percent of which can be fully earned in 2027. The other 50 percent of our executives' 2024 incentive opportunity was derived from the 2021 EIP Deferred Award. The threshold, target and maximum award percentages in the 2024 EIP were the same as those in the 2023 EIP.
On January 8, 2025, the Board of Directors, acting upon a recommendation from the Committee, approved our 2025 EIP (the "2025 EIP"), subject to the review of the Finance Agency. On February 22, 2025, the Finance Agency informed us that it did not object to the 2025 EIP. The 2025 EIP was retroactively effective as of January 1, 2025. Like previous EIPs (and as more fully described in the "Incentive Compensation" section beginning on page 89 and the "Grants of Plan-Based Awards" section beginning on page 101), the 2025 EIP provided for an annual award, 50 percent of which could be fully earned in 2025 and 50 percent of which can be fully earned in 2028. The other 50 percent of our executives' 2025 incentive opportunity was derived from the 2022 EIP Deferred award. The threshold, target and maximum award percentages in the 2025 EIP were the same as those in the 2024 EIP.
The threshold, target and maximum incentive award percentages set forth in the last six EIPs are summarized in the table below.

	Mr. Bhasin			Mr. Madhavan and Mr. Pan			Mr. Lewis and Ms. Chapman
	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
2020 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2021 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2022 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2023 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
2024 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
2025 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
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
In setting the base salaries for our named executive officers for 2025, the Committee and Board of Directors took into consideration, among other things, the results of the 2024 Pay Study which was completed in the latter part of 2024. The results of this study showed that on a look-back basis the total direct compensation (base salaries and incentives) for two of our named executive officers was below the competitive market range in comparison to benchmark jobs at commercial financial services companies, while the total direct compensation for three of our named executive officers was within the competitive market range in comparison to benchmark jobs at commercial financial services companies. On a look-back and look-forward basis, the total direct compensation for all of our named executive officers ranged from at or near the low end of the competitive market range to the high end of the competitive market range for their peer positions at the other FHLBanks. Mr. Bhasin's total direct compensation approximated the market composite benchmark for the FHLBanks. Based on this information, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 3.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan. The Board of Directors, acting upon a recommendation from the Committee, gave Mr. Bhasin a salary increase of 3.0 percent.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 100.
Incentive Compensation
The 2025 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2025 through December 31, 2025 (the "2025 Performance Goals") and, for 50 percent of that award, the satisfaction of deferred performance period goals for the period from January 1, 2026 through December 31, 2028.
The 2025 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity objectives and financial execution; (b) community investments; (c) continuous improvement projects; (d) learning initiatives; and (e) people and culture. Each 2025 Performance Goal was assigned a specific percentage weight. For 2025 Performance Goals comprising 96 percent of the executives’ 2025 Annual Award opportunity, each goal was assigned a "threshold," "target" and "stretch" objective. For 2025 Performance Goals comprising 3 percent of the executives’ 2025 Annual Award opportunity, each goal was assigned only a “stretch” objective and for one 2025 Performance Goal comprising 1 percent of the executives’ 2025 Annual Award opportunity, the goal was assigned only "target" and “stretch” objectives.

For Mr. Bhasin, the incentive factor for each 2025 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 50 percent (if results were equal to the threshold objective for those 2025 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective for those 2025 Performance Goals that had a target objective) or 100 percent (if results were equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2025 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 40 percent (if results were equal to the threshold objective for those 2025 Performance Goals that had a threshold objective), 65 percent (if results were equal to the target objective for those 2025 Performance Goals that had a target objective) or 85 percent (if results were equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2025 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 35 percent (if results were equal to the threshold objective for those 2025 Performance Goals that had a threshold objective), 55 percent (if results were equal to the target objective for those 2025 Performance Goals that had a target objective) or 75 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2025 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2025 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2025 EIP goal percentage for each of our named executive officers. For example, if the target objective was achieved for a goal with a percentage weight of 20.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage would have been 15.0 percent (20.0 percent x 75 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage would have been 13.0 percent (20.0 percent x 65 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage would have been 11.0 percent (20.0 percent x 55 percent). The percentages derived from this calculation for each 2025 Performance Goal were added together to derive each executive’s overall goal percentage for the 2025 EIP, which percentage was then multiplied by the executive’s 2025 base salary to determine his or her final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.
For 2025, the Board of Directors established 23 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 20 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, community investments, continuous improvement projects, learning initiatives and people and culture comprised 35 percent, 30 percent, 25 percent, 5 percent and 5 percent, respectively, of our overall 2025 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 101, the Board of Directors could, among other things, adjust the 2025 Performance Goals to ensure the purposes of the 2025 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Adjustments of any kind would be subject to review by the Finance Agency.
On March 20, 2025, the Board of Directors modified the goals within the “people and culture” category, which was originally referred to as the “community and social impact” category. These modifications were undertaken to better align our goals with our priorities. Three of the five goals that were originally established in this category were removed, a new goal was added, and the specific percentage weight assigned to one of the two remaining original goals was increased. Before and after the modifications, the overall weight assigned to this category remained unchanged at 5 percent. Following these modifications, the potential amounts that could be earned by our executive officers at the threshold and target levels of achievement under the 2025 EIP were reduced by an insignificant amount. On April 18, 2025, the Finance Agency informed us that it did not object to the revised 2025 Performance Goals. No other adjustments were made to the 2025 Performance Goals.
For 2025, we had as one of our goals growth in our retained earnings from adjusted net income. This measure of our net income excluded: (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the prepayment of any of our previously hedged advances or investment securities) and (2) unrealized gains and losses on securities classified as trading. Further, to derive our adjusted net income, our required AHP assessment was recalculated to incorporate the adjustments referred to in the preceding sentence.

2025 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity Objectives and Financial Execution
Daily Average Advances Outstanding	10.0%	$50,000	$60,000	$65,000	$63,677	9.339%	7.971%	6.971%
MPF Assets Acquired (UPB)	5.0%	$600	$750	$900	$1,335	5.000%	4.250%	3.750%
Growth in Retained Earnings from Adjusted Net Income	20.0%	$200	$240	$280	$379	20.000%	17.000%	15.000%
	35.0%					34.339%	29.221%	25.721%
Community Investments
Mission Oriented Advances & Letters of Credit (% increase of $ committed over 2024 results)	2.5%	25.0%	37.5%	50.0%	2,180%	2.500%	2.125%	1.875%
AHP General Fund (number of members submitting applications)	5.0%	30	35	45	42	4.625%	3.950%	3.450%
HELP (number of members participating)	5.0%	65	70	75	89	5.000%	4.250%	3.750%
Small Business Boost (committed $)	5.0%	$2.25	$3.25	$4.00	$4.12	5.000%	4.250%	3.750%
Fortified Owner and Rental Housing (committed $)	5.0%	$5	$10	$15	$18.5	5.000%	4.250%	3.750%
Heirs' Property (application $)	5.0%	$1.75	$2.00	$2.75	$4.76	5.000%	4.250%	3.750%
Native American Housing Grant Program (application $)	2.5%	$1.25	$1.75	$2.00	$2.75	2.500%	2.125%	1.875%
	30.0%					29.625%	25.200%	22.200%
Continuous Improvement Projects
Front- and Back-office System Upgrade	10.0%	Test cases documented	Test cases executed	UAT sign off	Test cases executed	7.500%	6.500%	5.500%
3-Year Roadmap for all Product Lines (completed by dates)	5.0%	November 1	October 1	September 1	August 29	5.000%	4.250%	3.750%
Assess and Improve Nightly Processes for Opening the Bank	3.0%	Current state documented	Future state documented	Implementation plan created	Implementation plan created	3.000%	2.550%	2.250%
CID Enhancement to GrantSuite	2.0%	Detailed AHP "use of funds" feature	Document upload feature	Feasibility calculation feature	All 3 planned features delivered	2.000%	1.700%	1.500%
Realtime DDA Balance Check for Wires	2.0%	API developed	Full integration in QA	Full solution in production	Full solution in production	2.000%	1.700%	1.500%
Communication Platform Strategy	1.0%	Current state documented	Future state documented	Implementation plan created	Future state documented	0.750%	0.650%	0.550%
Member Secure Communication	1.0%	Risk assessment completed	Solution identified	Implementation plan created	Solution identified	0.750%	0.650%	0.550%
AI Governance	1.0%	N/A	AI policy approved	Governance in place	Governance in place	1.000%	0.850%	0.750%
	25.0%					22.000%	18.850%	16.350%
Learning Initiatives
Personal Learning Goal Completion Percentage	2.5%	60%	80%	100%	100%	2.500%	2.125%	1.875%
Department Learning Goal Completion Percentage	2.5%	60%	80%	100%	100%	2.500%	2.125%	1.875%
	5.0%					5.000%	4.250%	3.750%

People and Culture
Implement Employee Survey Tool (surveys launched)	2.0%	N/A	N/A	4 Surveys	4 Surveys	2.000%	1.700%	1.500%
Bank-wide Project (% participation)	2.0%	80%	85%	90%	90.45%	2.000%	1.700%	1.500%
Compile and Publish Impact Report	1.0%	N/A	N/A	Complete	Complete	1.000%	0.850%	0.750%
	5.0%					5.000%	4.250%	3.750%
Overall 2025 EIP Goal Percentage	100.0%					95.964%	81.771%	71.771%

As shown in the table above, we achieved the stretch objective for 18 of the 23 performance goals. For two goals, which had weightings of 10 percent and 5 percent, we achieved a level of performance between the target and stretch level. For the other three goals, which had weightings of 10 percent, 1 percent and 1 percent, we achieved a target level of performance. These results produced overall achievement rates for our named executive officers ranging from 95.7 percent to 96.2 percent (calculated by dividing the executive's 2025 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2024 EIP, 2023 EIP, 2022 EIP, 2021 EIP and 2020 EIP were approximately 99.7 percent, 95 percent, 77 percent, 89 percent and 92 percent, respectively.
Because each named executive officer received a performance rating for 2025 of at least "Solid Performance," 50 percent of the executive’s final Annual Award under the 2025 EIP (the "2025 Current Award") became earned and vested on December 31, 2025 and was payable no later than March 15, 2026. The remaining 50 percent of the executive’s final Annual Award under the 2025 EIP (the "2025 Deferred Award") will become earned and vested on December 31, 2028 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2025 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2025 is shown in the table below. The 2025 Current Awards are included in the Summary Compensation Table on page 100 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2025 ($)	2025 EIP Goal Percentage	2025 EIP Annual Award ($)	2025 EIP Current Award ($)	2025 EIP Deferred Award ($)
Sanjay Bhasin	1,099,162	95.964%	1,054,800	527,400	527,400
Tom Lewis	488,649	71.771%	350,708	175,354	175,354
Kalyan Madhavan	622,665	81.771%	509,159	254,580	254,579
Jibo Pan	490,941	81.771%	401,447	200,724	200,723
Brehan Chapman	431,865	71.771%	309,954	154,977	154,977
Each of our named executive officers participated in the 2022 EIP which, like the 2025 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2022 EIP (the "2022 Deferred Award"). The following table shows the 2022 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2023 through December 31, 2025 (the "2022 Deferral Performance Period"). The 2022 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2022 10-K, became earned and vested on December 31, 2025 because: (i) each of the named executive officers was actively employed by us on December 31, 2025; (ii) each of the named executive officers received a performance rating for 2025 of at least "Solid Performance"; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2022 Deferral Performance Period.

Name	2022 EIP Deferred Award ($)	Interest on 2022 EIP Deferred Award ($)	2022 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	379,404	72,472	451,876
Tom Lewis	116,465	22,247	138,712
Kalyan Madhavan	173,301	33,103	206,404
Jibo Pan	136,640	26,100	162,740
Brehan Chapman	102,931	19,661	122,592
The safety and soundness goals applicable to the 2022 Deferred Award that were met during the 2022 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by

Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2025, the maximum compensation limit was $350,000 and the maximum annual benefit limit was $280,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 104-106 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2025 was $350,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan from both us and the employee are limited by the Internal Revenue Code. For 2025, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $70,000. The FHLB Dallas DC Plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $23,500 for 2025. Employees who were age 50 or older could elect in 2025 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $7,500. If age 60 to 63, employees could elect in 2025 to make additional pre-tax contributions (commonly known as super catch-up contributions) of up to $11,250. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $77,500 for 2025 and, for employees age 60 to 63, was $81,250 for 2025.
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
For employees hired on or after January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by the employee. Prior to January 1, 2026, our matching contribution for this group of employees was 100 percent in the first three years of employment, 150 percent in the next two years and 200 percent after the employee had completed five years of employment. Beginning January 1, 2026, our matching contribution for this group of employees is 200 percent regardless of their number of years of employment with us. For this group of employees, there is a 3-year step vesting schedule for our matching contributions, with the employee becoming fully vested after 3 years.
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in an array of investment options.

Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2025 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 100 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2025” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 100 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2025” table. As noted above, we believe that our matching contributions to the qualified savings plan approximate the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 107-111.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that, prior to 2024, served to benefit only Mr. Lewis and some of our former executives, each of whom was designated as a Group 1 participant. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided at that time to discontinue contributions to our SERP and, as a result, no contributions were made to the SERP from 2015 through 2023. In August 2023, the Committee and Board of Directors engaged Aon plc to conduct a total rewards study for all of our executive officers and, as part of the study, to provide insight and analysis regarding a market-competitive form and level of supplemental retirement benefits for our executives. On December 19, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved an amended and restated SERP, subject to the review of the Finance Agency. On February 2, 2024, the Finance Agency informed us that it did not object to the amended and restated SERP. The SERP was amended and restated principally to provide supplemental retirement benefits to our executive officers serving at that time including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our then-serving executive officers were designated as participants in this group. Each participant’s benefit under the SERP consists of the contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to the participants and, secondarily, to serve as a retention tool. In each calendar year, our Board of Directors, in its sole and absolute discretion, may elect to make a contribution to the accounts of any or all of the Group 5 participants based on an allocation percentage that is within a specified allocation range, which, for Mr. Bhasin, is 10 percent to 20 percent and, for all other executive officers, is 5 percent to 20 percent (the “Annual Allocation Percentage”). The target Annual Allocation Percentages for Mr. Bhasin and all other executive officers are 15 percent and 10 percent, respectively. If made, the annual contribution is an amount equal to the Annual Allocation Percentage multiplied by the sum of the executive officer’s (i) base salary for the most recently completed calendar year plus (ii) the non-equity incentive compensation payment that is attributable to the most recently completed calendar year (i.e., the total of the Current Award for that year plus any Deferred Award that vested as of the end of that year). On February 13, 2024, our Board of Directors approved the initial Group 5 contribution on behalf of each of our then-serving executive officers equal to their target Annual Allocation Percentage. On January 30, 2025, our Board of Directors approved a Group 5 contribution for 2025 on behalf of each of our then-serving executive officers equal to their maximum Annual Allocation Percentage. The Group 5 contributions that were made by us in 2024 and 2025 are included in the "All Other Compensation" column of the Summary Compensation Table found on page 100 and, for 2025 only, further set forth under the two "SERP" columns in the related "Components of All Other Compensation for 2025" table.
Generally, benefits under the Group 1 SERP vest when the participant attains the “Rule of 70.” Group 5 SERP benefits generally vest upon the earlier to occur of (i) the date on which the participant attains age 65 or (ii) the date on which the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. For purposes of the Group 5 SERP benefits, years of service with us does not include years of credited service with another FHLBank. As of December 31, 2025, Mr. Lewis and Mr. Madhavan had met the Rule of 70. Neither Ms. Chapman nor Messrs. Bhasin or Pan had met the Group 5 vesting requirements as of December 31, 2025. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
For details regarding the operation of our SERP and the account balances for our named executive officers as of December 31, 2025, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 107.
Other Benefits
We offer a number of other benefits to our executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; healthcare savings accounts; and certain other benefits including, but not limited to, retiree health and limited life insurance benefits (provided certain eligibility requirements are met). Based on those eligibility requirements, none of our named executive officers are eligible to receive Bank-subsidized retiree health benefits. For participants in the Pentegra DB Plan who have 20 or more years of credited service at retirement, we provide $20,000 of life insurance. Based on their length of service as of December 31, 2025 (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers had met the eligibility requirement to receive this life insurance benefit upon their retirement.
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
Perquisites
In 2025, we did not provide any perquisites to our named executive officers.

Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2026 and the term of Mr. Bhasin's employment agreement will be automatically extended through March 23, 2027.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 111, the employment agreements with Mr. Bhasin and Ms. Chapman provide for payments in the event that the executive officer's employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of the executive's death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin and Ms. Chapman.
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

2026 Compensation Actions
The 2026 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2025) are presented below. All of the salaries in the table below were effective January 1, 2026.

Name	2026 Base Salary ($)	Percentage Change
Sanjay Bhasin	1,128,510	Increase of 2.7 percent
Tom Lewis	505,751	Increase of 3.5 percent
Kalyan Madhavan	644,458	Increase of 3.5 percent
Jibo Pan	508,124	Increase of 3.5 percent
Brehan Chapman	446,980	Increase of 3.5 percent
In February 2025, we engaged McLagan to conduct a competitive market pay study for our executive officers (the “2025 Pay Study”). Completed in October 2025, the 2025 Pay Study involved an analysis of base salaries and incentives (total direct compensation) for benchmark jobs at 55 institutions, including the other FHLBanks. For one position (our Head of Capital Markets), the competitive market was expanded to include a Secondary Commercial Peer Group, which included 42 institutions. The results of the 2025 Pay Study showed that the total direct compensation for four of our named executive officers was below the competitive market range in comparison to benchmark jobs at commercial financial services companies, while the total direct compensation for one of our named executive officers was within the competitive market range. In comparison to a market composite weighting of commercial financial services companies and the other FHLBanks, the total direct compensation for three of our named executive officers was below the competitive market range, while the total direct compensation for two of our named executive officers was within the competitive market range. The total direct compensation for all of our named executive officers was within the competitive market range for their peer positions at the other FHLBanks with four of the five positions approximating the FHLBank composite benchmark. Based on this information, the Committee approved, based upon Mr. Bhasin’s recommendation, salary increases of 3.5 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan. For 2026, we had a Bank-wide total salary increase pool of 4.0 percent. The Committee wanted to give Mr. Bhasin a salary increase at least equal to the salary increases for the other named executive officers; however, Mr. Bhasin informed the Committee that he preferred to receive a lower salary increase so that the forgone compensation could be used to increase the pool available for our other employees. The Board of Directors, acting upon a recommendation from the Committee, honored Mr. Bhasin’s request, giving him a 2.7 percent increase.
On December 18, 2025, the Board of Directors, acting upon a recommendation from the Committee, approved our 2026 EIP, subject to the review of the Finance Agency. On February 3, 2026, the Finance Agency informed us that it did not object to the 2026 EIP. The 2026 EIP was retroactively effective as of January 1, 2026. Like previous EIPs, the 2026 EIP provides for an annual award (the "2026 Annual Award"), 50 percent of which can be fully earned in 2026 (the "2026 Current Award"). The 2026 Annual Award is based on the achievement of performance goals for the period from January 1, 2026 through December 31, 2026. The remaining 50 percent of an executive's 2026 Annual Award (the "2026 Deferred Award"), with interest at 8.8 percent compounded annually over the period from January 1, 2027 through December 31, 2029 (the "2026 Deferral Performance Period") will not become fully earned and vested until December 31, 2029 and then only if: (1) the Deferred Performance Goals described in the next sentence are satisfied during the 2026 Deferral Performance Period; (2) the executive receives a performance rating for 2029 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2029. To satisfy the Deferred Performance Goals, we must: (i) maintain a minimum regulatory capital-to-assets ratio of at least 4 percent throughout the 2026 Deferral Performance Period and (ii) pay quarterly dividends throughout the 2026 Deferral Performance Period at annualized rates that are at least equal to the average overnight SOFR rate for the preceding quarter. An executive’s 2026 Deferred Award is payable no later than March 15, 2030. Notwithstanding the above, the Board of Directors, in its discretion, may reduce or eliminate award payments under the 2026 EIP if, in its judgment, our safety and soundness has not been maintained.
For the incentives that can be earned in 2026 (which will be payable in early 2027), our executive officers will derive 50 percent of their incentive opportunity from the 2026 EIP (via the 2026 Current Award) and 50 percent of their incentive opportunity from the 2023 EIP Deferred Award discussed below.
For purposes of our 2026 Annual Award, the Board of Directors established 21 performance goals (the "2026 Performance Goals"). The 2026 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity objectives and financial execution (35 percent); (b) community investments (30 percent); (c) continuous improvement projects (25 percent); (d) learning initiatives (7 percent); and (e) people and culture (3 percent). Each 2026 Performance Goal has been assigned a specific percentage weight. For 2026 Performance Goals comprising 92 percent of the executives’ 2026 Annual Award opportunity, each goal has been assigned a "threshold," "target" and "stretch" objective. For 2026 Performance Goals comprising 7 percent of the executives’ 2026 Annual Award opportunity, each goal has been assigned only “target” and “stretch” objectives and for one 2026 Performance Goal comprising 1 percent of the executives’ 2026 Annual Award opportunity, the goal has been assigned only a “stretch” objective.
For Mr. Bhasin, the incentive factor for each 2026 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 50 percent (if results are equal to the threshold objective for those 2026 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective for those 2026 Performance Goals that have a target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2026 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 40 percent (if results are equal to the threshold objective for those 2026 Performance Goals that have a threshold objective), 65 percent (if results are equal to the target objective for those 2026 Performance Goals that have a target objective) or 85 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2026 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 35 percent (if results are equal to the threshold objective for those 2026 Performance Goals that have a threshold objective), 55 percent (if results are equal to the target objective for those 2026 Performance Goals that have a target objective) or 75 percent (if results are equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2026 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2026 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2026 EIP goal percentage. The percentages derived from this calculation for each 2026 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2026 EIP, which percentage will then be multiplied by the executive’s 2026 base salary to determine his or her final 2026 Annual Award. The executive's final 2026 Annual Award will be multiplied by 50 percent to derive his or her 2026 Current Award.
The following table sets forth an estimate of the possible 2026 Annual Awards (and, for 50 percent of those awards, the 2026 Current Awards) that can be earned by our named executive officers under the 2026 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2026 Performance Goals that has a threshold objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2026 Performance Goals that has a target objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2026 Performance Goals. In addition, the threshold, target and maximum 2026 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2026 of at least "Solid Performance." An executive's 2026 Current Award will become earned and vested on December 31, 2026 provided he or she is actively employed on that date and such award is payable no later than March 15, 2027. Given the number of variables involved in the calculation of our 2026 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2026 EIP awards can be less than the threshold amounts if we fail to achieve (i) the threshold objective for one or more of our 2026 Performance Goals, (ii) the target objective for our 2026 Performance Goals that only have a target and stretch objective and (iii) the stretch objective for our 2026 Performance Goal that has only a stretch objective, but we achieve the threshold objective for each of our other 2026 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch for each 2026 Performance Goal that has those achievement levels will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2026 Annual Award			Estimated Possible Payouts in Early 2027 Under Non-Equity Incentive Plan Awards for 2026 EIP (2026 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	519,115	837,919	1,128,510	259,557	418,959	564,255
Tom Lewis	162,852	275,381	379,313	81,426	137,691	189,657
Kalyan Madhavan	237,161	414,709	547,789	118,580	207,354	273,895
Jibo Pan	186,990	326,978	431,905	93,495	163,489	215,953
Brehan Chapman	143,928	243,381	335,235	71,964	121,690	167,618

As previously noted, the remaining 50 percent of our executives' 2026 incentive opportunity will be derived from their 2023 Deferred Award. The amount of each executive's 2023 Deferred Award (before interest) became fixed at the end of 2023 based on the achievement of performance goals for the period from January 1, 2023 through December 31, 2023. The performance goals that were applicable to the 2023 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2023 10-K.
An executive's 2023 Deferred Award will become earned and vested on December 31, 2026 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2024 through December 31, 2026 (the "2023 Deferral Performance Period"); (ii) the executive receives a performance rating for 2026 of at least "Solid Performance"; and (iii) the executive is actively employed by us on December 31, 2026. An executive’s 2023 Deferred Award is payable no later than March 15, 2027 with interest at 6 percent compounded annually over the 2023 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2023 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.
The following table shows the deferred awards under the 2023 EIP, the anticipated growth in those awards during the 2023 Deferral Performance Period, and the total 2023 Deferred Awards (inclusive of interest) that will be payable in early 2027 provided all of the conditions for payment are met.

Name	2023 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2023 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	488,719	93,353	582,072
Tom Lewis	162,019	30,948	192,967
Kalyan Madhavan	239,469	45,742	285,211
Jibo Pan	188,809	36,066	224,875
Brehan Chapman	143,192	27,352	170,544
The following table combines the possible 2026 EIP Current Awards and the actual 2023 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2026.

	Estimated Possible Payouts in Early 2027 for 2026 Incentive Opportunities
	2026 EIP Current Award			2023 EIP Deferred Award Including Interest ($)	Total if 2026 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	259,557	418,959	564,255	582,072	841,629	1,001,031	1,128,510
Tom Lewis	81,426	137,691	189,657	192,967	274,393	330,658	382,624
Kalyan Madhavan	118,580	207,354	273,895	285,211	403,791	492,565	559,106
Jibo Pan	93,495	163,489	215,953	224,875	318,370	388,364	440,828
Brehan Chapman	71,964	121,690	167,618	170,544	242,508	292,234	338,162

Notwithstanding anything to the contrary contained in the 2026 EIP or the 2023 EIP, the combination of an executive's 2026 Current Award and his or her 2023 Deferred Award (inclusive of interest at 6 percent compounded annually over the period from January 1, 2024 through December 31, 2026) cannot exceed 100 percent of the executive's annual base salary for 2026. Except for Mr. Bhasin, this limitation will not have any impact on our executives' 2026 incentive opportunities as the maximum possible payout for each executive is less than his or her 2026 base salary. If our overall achievement rate under the 2026 EIP is at or very near the stretch level, Mr. Bhasin's incentive award payout could be limited in an amount not to exceed $17,817. This amount represents the difference in the maximum amount Mr. Bhasin can earn in 2026 absent this limitation ($1,146,327) and the maximum amount he can earn with this limitation ($1,128,510).

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 86-99 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Rufus Cormier, Jr., Chairman
Christopher G. Palmer, Vice Chairman
Karuna Annavajjala
Dorsey L. Baskin, Jr.
Diane W. Bolen
A. Fred Miller, Jr.
Stephen Panepinto
J. Mark Riebe

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2025, 2024 and 2023 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2025. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2025	1,099,162	—	—	—	979,276	180,000	487,383	2,745,821
President/CEO	2024	1,067,148	—	—	—	1,040,018	45,000	367,806	2,519,972
	2023	1,026,104	—	—	—	999,764	199,000	61,331	2,286,199

Tom Lewis	2025	488,649	—	—	—	314,066	176,000	190,493	1,169,208
EVP/Chief Financial	2024	474,416	—	—	—	331,455	114,000	105,863	1,025,734
Officer	2023	455,075	—	—	—	319,396	283,000	27,186	1,084,657

Kalyan Madhavan	2025	622,665	—	—	—	460,984	204,000	250,428	1,538,077
EVP/Chief Business	2024	604,529	—	—	—	486,970	77,000	126,288	1,294,787
Officer	2023	589,784	—	—	—	472,901	211,000	39,027	1,312,712

Jibo Pan	2025	490,941	—	—	—	363,464	152,000	199,609	1,206,014
EVP/Head of Capital	2024	476,642	—	—	—	383,952	9,000	112,133	981,727
Markets	2023	465,016	—	—	—	372,860	183,000	32,779	1,053,655

Brehan Chapman	2025	431,865	—	—	—	277,569	113,000	169,410	991,844
EVP/Chief Administrative	2024	419,286	—	—	—	292,938	—	93,124	805,348
Officer	2023	402,193	—	—	—	282,280	149,000	28,791	862,264
___________________________________
(1)Amounts for 2025 represent 2025 EIP Current Awards earned for services rendered in 2025 and 2022 EIP Deferred Awards earned for services rendered during 2022, 2023, 2024 and 2025. Amounts for 2024 represent 2024 EIP Current Awards earned for services rendered in 2024 and 2021 EIP Deferred Awards earned for services rendered during 2021, 2022, 2023 and 2024. Amounts for 2023 represent 2023 EIP Current Awards earned for services rendered in 2023 and 2020 EIP Deferred Awards earned for services rendered during 2020, 2021, 2022 and 2023. The amounts shown for 2025 were paid to the named executive officers on February 27, 2026. The amounts shown for 2024 and 2023 were paid to the executive officers in February 2025 and February 2024, respectively. The components of this column for 2025 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2025."
(2)Amounts reported in this column for 2025, 2024 and 2023 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 104-106. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2025, 2024 or 2023. In 2024, the actuarial present value of the accumulated pension benefits for Ms. Chapman decreased by $16,000.
(3)The components of this column for 2025 are provided in the table below entitled "Components of All Other Compensation for 2025."

Components of Non-Equity Incentive Plan Compensation for 2025

Name	2025 EIP Current Award ($)	2022 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	527,400	451,876	979,276
Tom Lewis	175,354	138,712	314,066
Kalyan Madhavan	254,580	206,404	460,984
Jibo Pan	200,724	162,740	363,464
Brehan Chapman	154,977	122,592	277,569
Components of All Other Compensation for 2025

Name	Bank Contributions to Vested Defined Contribution Plans			Bank Contributions to Unvested Special Non-Qualified Defined Contribution Plan (SERP) ($)
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Special Non-Qualified Defined Contribution Plan (SERP) ($)		Perquisites ($)	Tax Gross ups ($)	Other ($)	Total All Other Compensation ($)

Sanjay Bhasin	21,000	44,950	—	421,433	—	—	—	487,383
Tom Lewis	21,000	8,319	161,174	—	—	—	—	190,493
Kalyan Madhavan	15,638	16,360	218,300	—	—	—	130	250,428
Jibo Pan	19,034	8,456	—	172,119	—	—	—	199,609
Brehan Chapman	22,053	4,912	—	142,445	—	—	—	169,410

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2025 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2025, our executive officers derived 50 percent of their incentive opportunity from the 2025 EIP (via the 2025 Current Award) and 50 percent of their incentive opportunity from the 2022 EIP (via the 2022 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2025 EIP (before interest on the deferred portion, as described below), could have been 48 percent of salary (if the threshold objective was achieved for each of our 2025 Performance Goals that had a threshold objective), 72.75 percent of salary (if the target objective was achieved for each of our 2025 Performance Goals that had a target objective) or 100 percent of salary (if the stretch objective was achieved for each of our 2025 Performance Goals). For Messrs. Madhavan and Pan, the potential Annual Award under the 2025 EIP (before interest on the deferred portion), could have been 38.4 percent of salary (if the threshold objective was achieved for each of our 2025 Performance Goals that had a threshold objective), 63.05 percent of salary (if the target objective was achieved for each of our 2025 Performance Goals that had a target objective) or 85 percent of salary (if the stretch objective was achieved for each of our 2025 Performance Goals). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2025 EIP (before interest on the deferred portion), could have been 33.6 percent of salary (if the threshold objective was achieved for each of our 2025 Performance Goals that had a threshold objective), 53.35 percent of salary (if the target objective was achieved for each of our 2025 Performance Goals that had a target objective) or 75 percent of salary (if the stretch objective was achieved for each of our 2025 Performance Goals).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2025. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2028 if: (i) the Deferred Performance Goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2026 through December 31, 2028 (the "2025 Deferral Performance Period"); (ii) the executive receives a performance rating for 2028 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2028. An executive’s Deferred Award under the 2025 EIP is payable no later than March 15, 2029 with interest at 8.4 percent compounded annually over the three-year deferral performance period.
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

The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2025 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 48 percent of salary for Mr. Bhasin, 38.4 percent of salary for Mr. Madhavan and Mr. Pan and 33.6 percent of salary for Ms. Chapman and Mr. Lewis if we failed to achieve the threshold objective for one or more of our 2025 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2025 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2025 Performance Goal that had those achievement levels are interpolated, the ultimate 2025 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2025 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 86 through 99.

	Estimated Possible Awards for 2025 EIP
	2025 Current Award			2025 Deferred Award			Total 2025 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	263,799	399,820	549,581	263,799	399,820	549,581	527,598	799,640	1,099,162
Tom Lewis	82,093	130,347	183,243	82,093	130,347	183,243	164,186	260,694	366,486
Kalyan Madhavan	119,552	196,295	264,633	119,551	196,295	264,632	239,103	392,590	529,265
Jibo Pan	94,261	154,769	208,650	94,260	154,769	208,650	188,521	309,538	417,300
Brehan Chapman	72,553	115,200	161,949	72,554	115,200	161,950	145,107	230,400	323,899
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2026 through December 31, 2028 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2029 at each of these achievement levels.

	Estimated Possible Payouts in Early 2029 Under Non-Equity Incentive Plan Awards for 2025 EIP
	2025 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	263,799	399,820	549,581	72,218	109,455	150,454	336,017	509,275	700,035
Tom Lewis	82,093	130,347	183,243	22,474	35,684	50,165	104,567	166,031	233,408
Kalyan Madhavan	119,551	196,295	264,632	32,728	53,738	72,446	152,279	250,033	337,078
Jibo Pan	94,260	154,769	208,650	25,805	42,370	57,120	120,065	197,139	265,770
Brehan Chapman	72,554	115,200	161,950	19,862	31,537	44,336	92,416	146,737	206,286
(1) Amounts represent interest on the Deferred Awards at 8.4 percent, compounded annually.
The following table shows the actual deferred awards under the 2025 EIP, the anticipated growth in those awards during the period from January 1, 2026 through December 31, 2028, and the total Deferred Awards (inclusive of interest) that will be payable in early 2029 provided all of the conditions for payment are met.

Name	Actual 2025 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	527,400	144,381	671,781
Tom Lewis	175,354	48,005	223,359
Kalyan Madhavan	254,579	69,694	324,273
Jibo Pan	200,723	54,950	255,673
Brehan Chapman	154,977	42,427	197,404
If an executive officer's employment is terminated for any reason other than death, disability, retirement, a reduction in force or by the officer for good reason (as defined in the 2025 EIP), his or her unvested 2025 EIP awards will be forfeited.

If an executive officer’s employment had been terminated in 2025 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2025 during which the executive was employed based on the assumption that we would have achieved the 2025 Performance Goals at the target achievement level (or, for those goals for which there was not a target achievement level, the stretch achievement level). If an executive's employment is terminated during the 2025 Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the Deferred Performance Goals. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2025 due to a retirement, then his or her Current Award would have been treated as earned and vested based on the portion of 2025 during which the executive was employed and the extent to which the 2025 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2025 Deferral Performance Period due to a retirement, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. For purposes of the 2025 EIP, retirement is defined as an executive's planned and voluntary termination of employment on or after he or she has attained age 55 with at least 10 years of service to the Bank. Payment of awards in connection with a retirement would be made according to the normal scheduled dates.
If an executive’s employment had been terminated in 2025 due to a reduction in force or by the executive for good reason, then his or her Current Award would have been treated as earned and vested based on the portion of 2025 during which the executive was employed and the extent to which the 2025 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2025 Deferral Performance Period due to a reduction in force or by the executive for good reason, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. Payment of awards in connection with a reduction in force or termination by the executive for good reason would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2025, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization based on the assumption that we would have achieved the 2025 Performance Goals at the target achievement level (or, for those goals for which there was not a target achievement level, the stretch achievement level). If we are involved in a Reorganization during the 2025 Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the Deferred Performance Goals. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2025 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2025 Performance Goals to ensure the purposes of the 2025 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Any changes, adjustments or modifications to the 2025 EIP that would affect the 2025 Performance Goals or increase the payment to an executive above the amount that would otherwise be awarded based upon the 2025 Performance Goals would require the Finance Agency's prior review and non-objection.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2025 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2025 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.

The Board of Directors may amend the 2025 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2025 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2025 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2025 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan, and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Ms. Chapman was hired in 2004. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2025. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	21.1	1,404,000	—
Tom Lewis	Pentegra DB Plan	22.9	2,218,000	—
Kalyan Madhavan	Pentegra DB Plan	20.2	1,538,000	—
Jibo Pan	Pentegra DB Plan	22.8	1,238,000	—
Brehan Chapman	Pentegra DB Plan	21.0	915,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2025 commence at age 62 and are discounted to December 31, 2025);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 55 percent and the value of a benefit provided as a lump sum by 45 percent. The annuity benefit is calculated using a discount rate of 5.61 percent. Under Internal Revenue Code Section 415, the lump sum benefit is calculated using a discount rate that is equal to the greater of the current year's discount rate (i.e., 5.61 percent) or 5.50 percent;
•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement rates using the IRS 2024 Adjusted Scale MP-2021 rates and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2025; and

•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2025, this amount was $280,000 at age 65). The annual pension benefit limit is less than $280,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2025, this amount was $350,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2026, the Internal Revenue Service increased the maximum compensation limit to $360,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $290,000 for 2026.

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

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2025, 2024 and 2023, was $350,000, $345,000 and $330,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $341,667 as of December 31, 2025. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2025, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 11.6, 22.5, 11.3, 11.3 and 21.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2025, all of our named executive officers were fully vested in their accrued pension benefits.

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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2025, Mr. Lewis was eligible for early retirement and, given his age as of that date, he was eligible to receive both his pre-July 1, 2015 benefits and the benefits he had earned on and after July 1, 2015 without reduction. As of December 31, 2025, Mr. Bhasin and Mr. Madhavan were eligible for early retirement with reduced benefits. Because Messrs. Bhasin and Madhavan had met the Rule of 70 for purposes of the Pentegra DB Plan as of December 31, 2025, the early retirement reduction factor applicable to each of them is 1.5 percent for each year that the benefit is paid prior to reaching age 62. As of December 31, 2025, the reductions for Mr. Bhasin and Mr. Madhavan would have been approximately 7.8 percent and 3.6 percent, respectively. Given their ages and hire dates, Ms. Chapman and Mr. Pan were not eligible for early retirement as of December 31, 2025.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2025 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”). Prior to 2024, Mr. Lewis was the only currently serving executive officer that had been designated as a participant in the SERP and no SERP contributions had been made on his behalf since 2014. As discussed more fully in the Compensation Discussion and Analysis on pages 86-99, the SERP was amended and restated in late 2023 principally to provide supplemental retirement benefits to all of our executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our then-serving executive officers were designated as participants in this group. The initial contributions on behalf of the Group 5 participants were made in 2024. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 5) based upon differences in participation and vesting characteristics. Groups 3 and 4 are no longer active.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	372,878	44,950	445,895	—	3,600,271
SERP — Group 5	—	421,433	123,105	—	865,236
	372,878	466,383	569,000	—	4,465,507

Tom Lewis
NQDC Plan	25,000	8,319	13,365	—	461,101
SERP — Group 1	—	—	74,892	—	597,485
SERP — Group 2	—	—	2,796	—	22,308
SERP — Group 5	—	161,174	32,248	—	275,155
	25,000	169,493	123,301	—	1,356,049

Kalyan Madhavan
NQDC Plan	400,000	16,360	313,443	218,423	2,955,539
SERP — Group 5	—	218,300	52,552	—	383,002
	400,000	234,660	365,995	218,423	3,338,541

Jibo Pan
NQDC Plan	73,641	8,456	39,281	89,235	287,623
SERP — Group 5	—	172,119	45,971	—	306,515
	73,641	180,575	85,252	89,235	594,138

Brehan Chapman
NQDC Plan	34,549	4,912	16,593	—	127,579
SERP — Group 5	—	142,445	28,500	—	243,181
	34,549	147,357	45,093	—	370,760
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2025 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2025 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2025 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”

Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2025 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 100; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2022 (or that would have been reported if the executive had been a named executive officer during those years) or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 100) had been required; and (3) earnings (losses) accumulated through December 31, 2025 (2025 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2023 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2025 ($)	2024 ($)	2023 ($)			Total ($)
Sanjay Bhasin	631,257	682,963	243,726	1,283,722	1,623,839	4,465,507
Tom Lewis	194,493	95,163	42,386	549,143	474,864	1,356,049
Kalyan Madhavan	634,660	106,269	15,433	1,272,606	1,309,573	3,338,541
Jibo Pan	254,216	163,081	7,981	45,192	123,668	594,138
Brehan Chapman	181,906	79,361	14,227	31,880	63,386	370,760
NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2025, the maximum compensation limit for this plan was $350,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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

SERP
Our SERP is currently divided into three groups (Group 1, Group 2 and Group 5) based upon differences in participation and vesting characteristics. The SERP was originally established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers in October 2004, each of whom was designated as a Group 1 participant. Mr. Lewis is the only remaining executive from that group. As noted above, the SERP was recently amended and restated principally to provide supplemental retirement benefits to those employees who currently serve as our executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our executive officers serving at that time were designated as participants in this group. As new executive officers are appointed, it is our expectation that they will be designated as participants in Group 5. Group 2, as explained below, was established to provide a one-time benefit to a specified group of our employees. Mr. Lewis is the only named executive officer who participates in Group 2. Groups 3 and 4 were established for the benefit of a former executive and are no longer active.
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2025. If Mr. Lewis retires or is terminated, or upon a separation of service due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Mr. Lewis currently directs the investment of his Group 1 account balance among the same mutual funds that are available to participants in our NQDC Plan. Prior to 2024, decisions regarding the investment of his Group 1 account balance were the sole responsibility of our Investment and Administrative Committee. During this time, Group 1 assets were invested in a portfolio of mutual funds that were actively managed by the administrator of our grantor trust.

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
Group 5
Among other executive officers, all of our named executive officers are participants in the Group 5 SERP. Each participant’s benefit in Group 5 consists of the contributions that are made by us on the participant’s behalf, plus or minus the investment gains or losses on the assets used to fund the plan. Group 5 benefits vest upon the earlier to occur of (i) the date on which the participant attains age 65 or (ii) the date on which the sum of the participant’s age and years of credited service with us is at least 70. If, prior to becoming vested, the executive officer terminates employment for any reason other than death or disability, or he or she is removed from Group 5, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s separation from service due to death or disability. In addition, a Group 5 participant would vest in the balance of his or her account if the participant’s employment was involuntarily terminated by us without cause within 12 months following a reorganization (as defined in the SERP), provided that such involuntary termination of employment constituted a separation from service under the provisions of the plan.
Contributions to the Group 5 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make contributions to the Group 5 SERP. In each calendar year, our Board of Directors, in its sole and absolute discretion, may elect to make a contribution to the accounts of any or all of the Group 5 participants based on an allocation percentage that is within a specified allocation range, which, for Mr. Bhasin, is 10 percent to 20 percent and, for all other participating executive officers, is 5 percent to 20 percent (the “Annual Allocation Percentage”). The target Annual Allocation Percentages for Mr. Bhasin and all other participating executive officers are 15 percent and 10 percent, respectively. If made, the annual contribution will be an amount equal to the Annual Allocation Percentage multiplied by the sum of the executive officer’s (i) base salary for the most recently completed calendar year plus (ii) the non-equity incentive compensation payment that is attributable to the most recently completed calendar year (i.e., the total of the Current Award for that year plus any Deferred Award that vested as of the end of that year). Participants are not permitted to make contributions to the Group 5 SERP. In February 2024 and January 2025, our Board of Directors approved Group 5 SERP contributions on behalf of each of our then-serving executive officers. In 2024, the SERP contributions were equal to the executive's target Annual Allocation Percentage and, in 2025, the SERP contributions were equal to their maximum Annual Allocation Percentage.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2025 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. One of the four executive officers, Sandra Damholt, who served as our Executive Vice President and General Counsel, retired from the Bank on March 6, 2026. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2025, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the employment agreement with Ms. Chapman was recently extended through December 31, 2026 and the employment agreement with Mr. Bhasin will soon be extended through March 23, 2027.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2025 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2023 EIP and 2024 EIP, to receive (in early 2027 and early 2028, respectively), his or her 2023 EIP Deferred Award and 2024 EIP Deferred Award with interest at 6 percent and 7.6 percent, respectively, compounded annually over the three-year deferral performance periods. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2025 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028).

Name	Accrued/Unused Vacation as of 12/31/25 ($)	Undiscounted Value of Base Salary Continuation ($)	2025 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2023 EIP Deferred Award ($)	2024 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	105,689	1,099,162	979,276	30,684	2,214,811	582,072	662,688	3,459,571
Brehan Chapman	24,708	431,865	277,569	30,610	764,752	170,544	195,239	1,130,535
If Mr. Bhasin's employment with us had been involuntarily terminated without cause as of December 31, 2025 and the termination had occurred within 12 months following a reorganization of the Bank (as defined in the SERP), he would have been entitled to receive his SERP account balance of $865,236 in addition to his total termination benefit resulting from a Triggering Event other than a reduction in force.
If our employment of Mr. Bhasin had been terminated on December 31, 2025 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $3,163,303 comprised of the following: (i) his accrued/unused vacation ($105,689); (ii) his base salary for one month ($91,597); (iii) his 2025 non-equity incentive plan compensation comprised of the 2025 EIP Current Award and 2022 EIP Deferred Award ($979,276); (iv) his 2023 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2024 through December 31, 2025 ($549,125); (v) his 2024 EIP Deferred Award with interest at 7.6 percent for the period from January 1, 2025 through December 31, 2025 ($572,380); and (vi) his SERP account balance ($865,236). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2025 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If Ms. Chapman's employment with us had been involuntarily terminated without cause as of December 31, 2025 and the termination had occurred within 12 months following a reorganization of the Bank (as defined in the SERP), she would have been entitled to receive her SERP account balance of $243,181 in addition to her total termination benefit resulting from a Triggering Event other than a reduction in force.
If our employment of Ms. Chapman had been terminated on December 31, 2025 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $910,971 comprised of the following: (i) her accrued/unused vacation ($24,708); (ii) her base salary for one month ($35,989); (iii) her 2025 non-equity incentive plan compensation comprised of the 2025 EIP Current Award and 2022 EIP Deferred Award ($277,569); (iv) her 2023 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2024 through December 31, 2025 ($160,891); (v) her 2024 EIP Deferred Award with interest at 7.6 percent for the period from January 1, 2025 through December 31, 2025 ($168,633); and (vi) her SERP account balance ($243,181). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2025 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2025, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2025 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to a minimum of two week's severance pay and a maximum of one year's severance pay plus the continuation of certain employee benefits for the length of the severance period. In no event may the severance benefit paid to any senior officer under our RIF Policy exceed the amount permitted by the Finance Agency in its discretion. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2025, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. In addition, under the terms of our 2023 and 2024 EIPs, the executives would have been entitled to receive their 2023 and 2024 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. Further, Messrs. Lewis and Madhavan would have been entitled to receive their SERP account balances, as they were fully vested in those accounts. Mr. Pan would have been entitled to receive his SERP account balance only in the event he had been involuntarily terminated by us without cause within 12 months following a reorganization of the Bank (as defined in the SERP). The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2025 if a RIF Policy Triggering Event had occurred on that date. For the 2023 EIP Deferred Awards (payable in early 2027) and 2024 EIP Deferred Awards (payable in early 2028), the amounts presented in the table include interest at 6 percent and 7.6 percent, respectively, compounded annually over the three-year deferral performance periods. None of these executives would have been entitled to receive their 2025 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028).

Name	Accrued/Unused Vacation as of 12/31/25 ($)	Undiscounted Value of Base Salary Continuation ($)	2025 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	SERP ($) (1)	2023 EIP Deferred Award ($)	2024 EIP Deferred Award ($)	Total Termination Benefit ($)
Tom Lewis	46,985	488,649	314,066	17,494	46,985	894,948	192,967	220,911	2,223,005
Kalyan Madhavan	59,872	622,665	460,984	31,008	59,872	383,002	285,211	319,152	2,221,766
Jibo Pan	47,206	490,941	363,464	31,008	47,206	—	224,875	251,637	1,456,337
__________________________________
(1)Amounts reflect the vested balances in Mr. Lewis' Group 1, Group 2 and Group 5 SERP accounts and Mr. Madhavan's Group 5 SERP account. Mr. Lewis' Group 1 SERP account ($597,485) and Group 2 SERP account ($22,308) would have been payable to him as a lump sum upon his termination. His Group 5 SERP account ($275,155) would have been payable to him in three annual installments. Mr. Madhavan's Group 5 SERP account would have been payable to him as a lump sum upon his termination.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and a lump sum payment for the loss of future vacation benefits). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2023 and 2024 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2023 or 2024 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2025 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2025 non-equity incentive plan compensation comprised of the 2025 EIP Current Award and 2022 EIP Deferred Award; (iii) his 2023 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2024 through December 31, 2025; (iv) his 2024 EIP Deferred Award with interest at 7.6 percent for the period from January 1, 2025 through December 31, 2025; and (v) his SERP account balance. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $1,628,850, $1,448,585 and $1,146,676, respectively. These amounts would have been payable no later than March 15, 2026, except for the SERP account balances. In the event of an executive's disability, his SERP account balance would be paid in either a lump sum or installments based on his preexisting election. In the event of an executive's death, his SERP account balance would be paid in a lump sum within 90 days of his death. A termination due to the executive's death or disability would trigger the payment of the 2025 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028).
If on December 31, 2025: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2025 EIP Current Award, the 2022 EIP Deferred Award, the 2023 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2024 through December 31, 2025) and the 2024 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 7.6 percent for the period from January 1, 2025 through December 31, 2025) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $686,917, $1,005,710 and $792,955, respectively. The payment of the 2025 EIP Deferred Award would be triggered only if the Significant Transaction occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028).
In the event the 2025 EIP Current Award, the 2022 EIP Deferred Award, the 2023 EIP Deferred Award and the 2024 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2022, 2023, 2024 and 2025 EIPs to receive $2,100,781 and $607,093, respectively, on December 31, 2025 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2025 EIP Current Award and 2022 EIP Deferred Award in addition to their 2023 and 2024 Deferred Awards with interest at 6 percent and 7.6 percent, respectively, compounded annually through December 31, 2025 (based on the assumption that the applicable safety and soundness goals had been met). The payment of the 2025 EIP Deferred Award would be triggered only if the Significant Transaction occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028).

Other
If any of our named executive officers had voluntarily retired on December 31, 2025, the executive would have been entitled to receive: (i) his or her accrued/unused vacation and (ii) his or her 2025 non-equity incentive plan compensation comprised of the 2025 EIP Current Award and 2022 EIP Deferred Award. If Mr. Bhasin, Mr. Lewis or Mr. Madhavan had voluntarily retired on December 31, 2025, he would also have been entitled to receive his 2023 Deferred Award and his 2024 Deferred Award in early 2027 and early 2028, respectively (following completion of the three-year deferral performance period that is applicable to each award). To qualify for this retirement benefit, an executive must have attained age 55 and have at least 10 years of service with us. Mr. Bhasin, Mr. Lewis or Mr. Madhavan would not have been entitled to receive his 2025 Deferred Award because his retirement, if it occurred on December 31, 2025, would not have occurred during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2026 through December 31, 2028). Mr. Pan and Ms. Chapman did not meet the requirements for this retirement benefit as of December 31, 2025.
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
We also sponsor a retirement benefits program that includes health care and minimal life insurance benefits for a limited group of eligible retirees. None of our named executive officers are eligible to receive subsidized retiree health care benefits. As of December 31, 2025, all of our named executive officers had met the eligibility requirement to receive this life insurance benefit. Upon his or her retirement, each of these executives will receive $20,000 of life insurance. The annual cost of this insurance is currently $378 per enrolled retiree.
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

PAY RATIO
For 2025, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 15.3 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 104. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2025, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $179,368 and the total compensation of our President/CEO was $2,745,821, as shown in the Summary Compensation Table on page 100.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2025 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 224 full-time employees and 2 part-time employees. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. For the annual change in pension values, we calculated changes for each of the DB Plan Participants for whom the calculation could have impacted our determination of the median annual total compensation.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he or she determines are not reasonable. For 2025, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2025 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2025	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$156,277	$31,255
Vice Chairman of the Board	140,595	28,119
Chairmen of the Audit and Risk Management Committees	136,269	27,254
Chairmen of all other Board Committees	130,000	26,000
All other Directors	122,333	24,467

The following table sets forth the actual compensation earned by our directors in 2025. Four of the directors shown in the table (Sally I. Nelson, Albert C. Christman, James D. Goudge and Michael C. Hutsell), no longer serve on our Board of Directors as their terms expired on December 31, 2025. All of the directors shown in the table served on our Board of Directors during all of 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. Fred Miller, Jr., Chairman in 2025	156,277	—	—	—	—	*	156,277
Sally I. Nelson, Vice Chairman in 2025	140,595	—	—	—	—	*	140,595
Karuna Annavajjala	122,333	—	—	—	—	*	122,333
Jeff Austin III	122,333	—	—	—	—	*	122,333
Dorsey L. Baskin, Jr.	122,333	—	—	—	—	*	122,333
Dianne W. Bolen	130,000	—	—	—	—	*	130,000
Albert C. Christman	136,269	—	—	—	—	*	136,269
Rufus Cormier, Jr.	122,333	—	—	—	—	*	122,333
James D. Goudge	130,000	—	—	—	—	*	130,000
Michael C. Hutsell	136,269	—	—	—	—	*	136,269
Lorraine Palacios	122,333	—	—	—	—	*	122,333
Christopher G. Palmer	122,333	—	—	—	—	*	122,333
Stephen Panepinto	130,000	—	—	—	—	*	130,000
Felipe A. Rael	122,333	—	—	—	—	*	122,333
J. Mark Riebe	122,333	—	—	—	—	*	122,333
Brett F. Seybold	130,000	—	—	—	—	*	130,000
_____________________________________
*    Our directors did not receive any other form of compensation in 2025 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,813 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,728,000 at December 31, 2025.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2025, 14 of our directors used these benefits to some extent at a total cost to us of $16,665. As no individual director was reimbursed more than $2,812 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2025, our directors’ Bank-related travel expenses totaled $121,391, not including the spousal travel and meal reimbursements described above.
For 2026, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2026 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees. For 2026, director fees are the same as they were for 2025.

	Annual Compensation Limit for 2026	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$156,277	$31,255
Vice Chairman of the Board	140,595	28,119
Chairmen of the Audit and Risk Management Committees	136,269	27,254
Chairmen of all other Board Committees	130,000	26,000
All other Directors	122,333	24,467

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2025 was, prior to or during 2025, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 11, 2026, there were 32,704,846 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information as of that date with respect to shareholders that beneficially owned more than five percent of the Bank’s outstanding capital stock and other shareholders that were affiliated with those shareholders. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
USAA Federal Savings Bank 9800 Fredericksburg Road, San Antonio, TX 78288	2,962,533	9.06%
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	88,365	0.27%
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	84,066	0.26%
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	72,302	0.22%
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	41,714	0.13%
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	23,283	0.07%
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	10,215	0.03%
United Services Automobile Association (including the subsidiaries listed above) 9800 Fredericksburg Road, San Antonio, TX 78288	3,282,478	10.04%

American General Life Insurance Company 2727 Allen Parkway Suite A, Houston, TX 77019	2,196,977	6.72%
The Variable Annuity Life Insurance Company 2929 Allen Parkway, Houston, TX 77019	545,131	1.67%
Corebridge Financial, Inc. 2919 Allen Parkway, Woodson Tower, Houston, TX 77019	2,742,108	8.39%

Beal Bank USA 6000 Legacy Drive, Plano, TX 75024	1,248,863	3.82%
Monet Bank 6000 Legacy Drive, Plano, TX 75024	436,480	1.33%
Beal Financial Corporation 6000 Legacy Drive, Plano, TX 75024	1,685,343	5.15%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Eight of the Bank’s 14 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 11, 2026, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
USAA Federal Savings Bank 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	2,962,533	9.06%
TexasBank 400 Fisk Street, Brownwood, TX 76801	J. Mark Riebe	106,470	*
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	88,365	*
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	84,066	*
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	72,302	*
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	41,714	*
Chambers Bank 901 Main Street, Danville, AR 72833	Michael W. Donnell	31,792	*
Pioneer Bank 3000 North Main Street, Roswell, NM 88201	Christopher G. Palmer	24,836	*
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	23,283	*
Austin Bank, Texas National Association 200 E. Commerce Street, Jacksonville, TX 75766	Jeff Austin III	23,162	*
Bank of Zachary 4743 Main Street, Zachary, LA 70791	Mark S. Marionneaux	13,811	*
Capital Bank 10304 I-10 East, Houston, TX 77029	Jeff Austin III	11,158	*
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	10,215	*
First State Bank 130 East Corsicana Street, Athens, TX 75751	Jeff Austin III	3,912	*
Hope Enterprise Corporation 4 Old River Place, Jackson, MS 39202	A. Fred Miller, Jr.	1,438	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	1,072	*

All Directors’ Financial Institutions as a group		3,500,129	10.70%
_______________________________________
*    Indicates less than one percent ownership.
**    All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 8 of our 14 directors are officers and/or directors of member institutions. During 2025, 9 of our then 16 directors were officers and/or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.

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
Since January 1, 2025, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2025, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2025.
As of December 31, 2025 and 2024, advances outstanding to Directors’ Financial Institutions aggregated $6.251 billion and $6.764 billion, respectively, representing 12.3 percent and 9.9 percent, respectively, of our total outstanding advances as of those dates.

Director Independence
General
Our Board of Directors is currently comprised of 14 directors. Eight of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while six of our directors were elected by a plurality of our members at-large (“independent directors”). All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10. Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Dorsey L. Baskin, Jr., Rufus Cormier, Jr., Michael W. Donnell, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto, Felipe A. Rael and Brett F. Seybold, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Michael C. Hutsell and Sally I. Nelson served on our Audit Committee during 2025 and were independent under the Finance Agency's criteria. The terms of Mr. Hutsell and Ms. Nelson expired on December 31, 2025.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were Michael C. Hutsell and Sally I. Nelson, each of whom served as an Audit Committee member during 2025. The terms of Mr. Hutsell and Ms. Nelson expired on December 31, 2025.

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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Jeff Austin III, Michael W. Donnell, Mark S. Marionneaux, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto, J. Mark Riebe and Brett F. Seybold. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Albert C. Christman, James D. Goudge and Michael C. Hutsell, each of whom served on our Board of Directors during 2025. The terms of Mr. Christman, Mr. Goudge and Mr. Hutsell expired on December 31, 2025.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Karuna Annavajjala, Dorsey L. Baskin, Jr., Dianne W. Bolen, Rufus Cormier, Jr., Lorraine Palacios and Felipe A. Rael. This determination also applies to Sally I. Nelson, who served on our Board of Directors during 2025. Ms. Nelson's term expired on December 31, 2025.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Michael W. Donnell, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto and Brett F. Seybold) is independent under the NYSE standards for audit committees. Additionally, in 2025, Michael C. Hutsell served on our Audit Committee. Our Board of Directors determined that Mr. Hutsell, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Hutsell no longer serves on our Board of Directors as his term expired on December 31, 2025.
Our Board of Directors determined that Dorsey L. Baskin, Jr., Rufus Cormier, Jr. and Filipe A. Rael, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. This determination also applies to Sally I. Nelson, who served on our Audit Committee during 2025. Ms. Nelson's term as a director expired on December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2025 and 2024 by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2025	2024
Audit fees	$1,161	$1,405
Audit-related fees	15	29
Tax fees	—	—
All other fees	—	—
Total fees	$1,176	$1,434

In 2025 and 2024, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2025, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters. In 2024, the fees associated with audit-related services were for planning and some review procedures that were performed by PwC relating to a Bank-requested ESG reporting attestation that the Bank ultimately decided to halt as a cost-saving measure, as well as discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2025 and 2024, the Bank was assessed $58,000 and $69,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2025 and 2024 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*
10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 14, 2023 (incorporated by reference to Exhibit 10.13 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.19    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.20    2022 Executive Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
10.21    2023 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).*
10.22    2024 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*
10.23    2025 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 21, 2025).*
10.24    Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.25    Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.26    Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*
14.1    Code of Ethics for Financial Professionals.
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

Federal Home Loan Bank of Dallas
March 20, 2026	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2026.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Fred Miller, Jr.
A. Fred Miller, Jr.
Chairman of the Board of Directors

/s/ Stephen Panepinto
Stephen Panepinto
Vice Chairman of the Board of Directors

/s/ Karuna Annavajjala
Karuna Annavajjala
Director

/s/ Jeff Austin III
Jeff Austin III
Director

/s/ Dorsey L. Baskin, Jr.
Dorsey L. Baskin, Jr.
Director

/s/ Dianne W. Bolen
Dianne W. Bolen
Director

/s/ Rufus Cormier, Jr.
Rufus Cormier, Jr.
Director

Michael W. Donnell
Director

Mark S. Marionneaux
Director
S-1

/s/ Lorraine Palacios
Lorraine Palacios
Director

/s/ Christopher G. Palmer
Christopher G. Palmer
Director

/s/ Felipe A. Rael
Felipe A. Rael
Director

/s/ J. Mark Riebe
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2025 and 2024, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest Rate Swap and Swaption Derivatives

As described in Notes 14 and 17 to the financial statements, as of December 31, 2025, the fair value of the Bank’s derivative assets and liabilities was $37.9 million and $4.4 million, respectively, the majority of which related to interest rate swap and swaption derivatives. The fair values of the Bank’s interest rate swap and swaption derivatives are estimated using a pricing model with inputs that are observable in the market, including the relevant interest rate curves and swaption volatility.

The principal considerations for our determination that performing procedures relating to the valuation of interest rate swap and swaption derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest rate swap and swaption derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate swap and swaption derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest rate swap and swaption derivatives using independent market observable inputs, including interest rate curves and swaption volatility and (b) comparing the independently developed estimate of fair value range of prices to management’s estimate.

/s/	PricewaterhouseCoopers LLP
Dallas, Texas
March 20, 2026
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$39,430	$14,945
Interest-bearing deposits (Notes 8, 9 and 19)	2,725,508	2,518,541
Securities purchased under agreements to resell (Notes 8, 9 and 13)	16,650,000	22,250,000
Federal funds sold (Notes 8, 9, 19 and 20)	7,409,000	6,520,000
Trading securities (Notes 3, 8, 13 and 18) ($115,077 and $50,515 pledged at December 31, 2025 and 2024, respectively, which could not be rehypothecated)	3,514,824	3,227,844
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($360,297 and $557,863 pledged at December 31, 2025 and 2024, respectively, of which $303,565 and $507,191, respectively, could be rehypothecated)	19,308,192	19,000,251
Held-to-maturity securities (b) (Notes 5, 8 and 9)	1,048,479	224,250
Advances (Notes 6, 8, 9 and 19)	50,820,106	67,743,248
Mortgage loans held for portfolio, net of allowance for credit losses of $8,554 and $7,187 at December 31, 2025 and 2024, respectively (Notes 7, 8, 9 and 19)	6,555,131	5,764,053
Accrued interest receivable (Note 8)	287,082	361,067
Premises and equipment, net	19,205	13,087
Derivative assets (Notes 13 and 14)	37,898	17,445
Other assets (including $24,997 and $20,007 of securities held at fair value at December 31, 2025 and 2024, respectively)	97,160	70,317
TOTAL ASSETS	$108,512,015	$127,725,048

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19) (including $38 and $1 of non-interest bearing deposits at December 31, 2025 and 2024, respectively)	$2,195,932	$1,734,508
Consolidated obligations (Note 11)
Discount notes	40,185,289	21,637,276
Bonds	57,885,556	96,215,218
Total consolidated obligations	98,070,845	117,852,494
Mandatorily redeemable capital stock (Note 15)	7,967	181
Accrued interest payable	356,354	673,963
Affordable Housing Program (Note 12)	222,138	198,801
Derivative liabilities (Notes 13 and 14)	4,355	18,306
Other liabilities (Note 4)	884,553	51,134
Total liabilities	101,742,144	120,529,387
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,636,851 and 14,233,872 at December 31, 2025 and 2024, respectively	1,263,685	1,423,387
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 20,746,739 and 27,446,564 at December 31, 2025 and 2024, respectively	2,074,674	2,744,656
Total Class B Capital Stock	3,338,359	4,168,043
Retained earnings
Unrestricted	2,460,107	2,198,522
Restricted	766,937	650,426
Total retained earnings	3,227,044	2,848,948
Accumulated other comprehensive income (Note 21)	204,468	178,670
Total capital	6,769,871	7,195,661
TOTAL LIABILITIES AND CAPITAL	$108,512,015	$127,725,048
_______________________________________
(a)Amortized cost: $19,125,045 and $18,874,946 at December 31, 2025 and 2024, respectively.
(b)Fair values: $1,048,632 and $221,282 at December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
INTEREST INCOME
Advances	$2,931,869	$4,322,127	$5,734,400
Prepayment fees on advances, net	2,939	4,376	7,130
Interest-bearing deposits	140,452	205,686	288,828
Securities purchased under agreements to resell	200,551	224,333	384,683
Federal funds sold	451,672	645,006	709,116
Trading securities	149,081	120,334	11,568
Available-for-sale securities	990,131	1,142,299	993,496
Held-to-maturity securities	52,472	13,733	15,421
Mortgage loans held for portfolio	279,522	227,938	177,541
Other	1,112	167	—
Total interest income	5,199,801	6,905,999	8,322,183

INTEREST EXPENSE
Consolidated obligations
Bonds	3,365,737	5,088,620	5,453,341
Discount notes	982,376	841,740	1,775,820
Deposits	83,691	81,657	71,267
Mandatorily redeemable capital stock	306	54	406
Other borrowings	19	24	533
Total interest expense	4,432,129	6,012,095	7,301,367

NET INTEREST INCOME	767,672	893,904	1,020,816
Provision for credit losses	5,438	2,312	2,903

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	762,234	891,592	1,017,913

OTHER INCOME (LOSS)
Service fees	3,100	2,012	3,191
Net gains (losses) on trading securities	27,801	(7,550)	12,009
Net gains on derivatives and hedging activities	618	41,737	30,694
Net gains on other assets carried at fair value	2,657	2,346	2,075
Realized gains on sales of held-to-maturity securities	—	—	1,081
Gains on early extinguishment of debt	—	—	23,396
Letter of credit fees	23,208	23,195	18,011
Other, net	2,367	2,063	1,261
Total other income	59,751	63,803	91,718

OTHER EXPENSE
Compensation and benefits	64,058	61,496	65,254
Other operating expenses	51,073	50,406	48,118
Finance Agency	10,517	12,666	9,478
Office of Finance	7,248	7,421	7,637
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	40,744	14,663	5,343
Derivative clearing fees	1,029	1,374	2,144
Total other expense	174,669	148,026	137,974

INCOME BEFORE ASSESSMENTS	647,316	807,369	971,657

Affordable Housing Program assessment	64,762	80,742	97,206

NET INCOME	$582,554	$726,627	$874,451
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
NET INCOME	$582,554	$726,627	$874,451
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	57,842	75,127	(56,874)
Unrealized gains (losses) on cash flow hedges	(9,159)	26,346	8,612
Reclassification adjustment for gains on cash flow hedges included in net income	(22,638)	(31,584)	(28,717)
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	(15)	20	20
Actuarial loss	(147)	—	(43)
Amortization of net actuarial gain included in net periodic benefit cost/credit	(85)	(88)	(103)
Total other comprehensive income (loss)	25,798	69,821	(73,677)
TOTAL COMPREHENSIVE INCOME	$608,352	$796,448	$800,774
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2023	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	49,513	4,951,284	(49,513)	(4,951,284)	—	—	—	—	—
Proceeds from sale of capital stock	153	15,299	54,294	5,429,372	—	—	—	—	5,444,671
Repurchase/redemption of capital stock	(49,835)	(4,983,489)	—	—	—	—	—	—	(4,983,489)
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,489)	—	—	—	—	—	—	(3,489)
Comprehensive income (loss)	—	—	—	—	699,560	174,891	874,451	(73,677)	800,774
Dividends on capital stock
Cash	—	—	—	—	(267)	—	(267)	—	(267)
Mandatorily redeemable capital stock	—	—	—	—	(57)	—	(57)	—	(57)
Stock	2,956	295,590	—	—	(295,590)	—	(295,590)	—	—

BALANCE, DECEMBER 31, 2023	15,107	1,510,720	32,267	3,226,668	1,907,882	505,101	2,412,983	108,849	7,259,220
Net transfers of shares between Class B-1 and Class B-2 Stock	36,095	3,609,489	(36,095)	(3,609,489)	—	—	—	—	—
Proceeds from sale of capital stock	101	10,148	31,275	3,127,477	—	—	—	—	3,137,625
Repurchase/redemption of capital stock	(39,964)	(3,996,449)	—	—	—	—	—	—	(3,996,449)
Shares reclassified to mandatorily redeemable capital stock	(9)	(905)	—	—	—	—	—	—	(905)
Comprehensive income	—	—	—	—	581,302	145,325	726,627	69,821	796,448
Dividends on capital stock
Cash	—	—	—	—	(262)	—	(262)	—	(262)
Mandatorily redeemable capital stock	—	—	—	—	(16)	—	(16)	—	(16)
Stock	2,904	290,384	—	—	(290,384)	—	(290,384)	—	—

BALANCE, DECEMBER 31, 2024	14,234	1,423,387	27,447	2,744,656	2,198,522	650,426	2,848,948	178,670	7,195,661
Net transfers of shares between Class B-1 and Class B-2 Stock	39,244	3,924,447	(39,244)	(3,924,447)	—	—	—	—	—
Proceeds from sale of capital stock	59	5,896	32,544	3,254,465	—	—	—	—	3,260,361
Repurchase/redemption of capital stock	(42,702)	(4,270,231)	—	—	—	—	—	—	(4,270,231)
Shares reclassified to mandatorily redeemable capital stock	(236)	(23,617)	—	—	—	—	—	—	(23,617)
Comprehensive income	—	—	—	—	466,043	116,511	582,554	25,798	608,352
Dividends on capital stock
Cash	—	—	—	—	(258)	—	(258)	—	(258)
Mandatorily redeemable capital stock	—	—	—	—	(397)	—	(397)	—	(397)
Stock	2,038	203,803	—	—	(203,803)	—	(203,803)	—	—
BALANCE, DECEMBER 31, 2025	12,637	$1,263,685	20,747	$2,074,674	$2,460,107	$766,937	$3,227,044	$204,468	$6,769,871
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$582,554	$726,627	$874,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	5,794	8,471	(42,732)
Concessions on consolidated obligations	6,030	5,930	6,859
Premises, equipment and computer software costs	2,817	2,666	3,924
Non-cash interest on mandatorily redeemable capital stock	227	55	407
Provision for credit losses	5,438	2,312	2,903
Net losses (gains) on trading securities	(27,801)	7,550	(12,009)
Net change in derivatives and hedging activities	(353,698)	(7,365)	(571,182)
Gains on early extinguishment of debt	—	—	(23,396)
Net gains on other assets carried at fair value	(2,657)	(2,346)	(2,075)
Gains on sales of held-to-maturity securities	—	—	(1,081)
Decrease (increase) in accrued interest receivable	74,827	67,694	(132,183)
Decrease (increase) in other assets	(27,964)	19,845	(24,356)
Increase in Affordable Housing Program (AHP) liability	23,337	48,370	73,637
Increase (decrease) in accrued interest payable	(317,896)	(209,070)	576,111
Increase (decrease) in other liabilities	14,127	(39,436)	14,111
Total adjustments	(597,419)	(95,324)	(131,062)
Net cash provided by (used in) operating activities	(14,865)	631,303	743,389

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(21,833)	306,175	1,611,062
Net decrease (increase) in securities purchased under agreements to resell	5,600,000	(7,500,000)	(2,550,000)
Net decrease (increase) in federal funds sold	(889,000)	(152,000)	3,416,000
Purchases of trading securities	(10,341,515)	(7,142,715)	(1,915,833)
Proceeds from maturities of trading securities	6,854,800	525,000	1,000,000
Proceeds from sales of trading securities	3,249,581	4,539,147	—
Purchases of available-for-sale securities	(1,682,627)	(3,373,039)	(3,145,472)
Principal collected on available-for-sale securities	2,793,127	1,829,652	648,034
Purchases of held-to-maturity securities	(966,868)	—	—
Principal collected on held-to-maturity securities	142,585	28,895	36,830
Proceeds from sales of held-to-maturity securities	—	—	29,025
Net decrease (increase) in advances	17,267,930	12,152,412	(10,823,789)
Purchases of mortgage loans held for portfolio	(1,360,195)	(1,119,351)	(1,043,930)
Principal collected on mortgage loans held for portfolio	556,271	436,625	340,401
Purchases of premises, equipment and computer software	(7,387)	(5,295)	(4,836)
Net cash provided by (used in) investing activities	21,194,869	525,506	(12,402,508)

	For the Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	306,716	462,268	118,896
Net receipts (payments) on derivative contracts with financing elements	(3,610)	35,043	32,093
Net proceeds from issuance of consolidated obligations
Discount notes	119,433,732	158,687,870	383,755,584
Bonds	88,624,503	136,533,773	139,358,781
Debt issuance costs	(5,919)	(6,762)	(6,854)
Proceeds from assumption of debt from other Federal Home Loan Bank	—	—	999,987
Payments for maturing and retiring consolidated obligations
Discount notes	(100,909,328)	(145,693,629)	(421,401,925)
Bonds	(127,575,030)	(150,349,925)	(91,625,399)
Proceeds from issuance of capital stock	3,260,361	3,137,625	5,444,671
Payments for redemption of mandatorily redeemable capital stock	(16,455)	(1,301)	(10,900)
Payments for repurchase/redemption of capital stock	(4,270,231)	(3,996,449)	(4,983,489)
Cash dividends paid	(258)	(262)	(267)
Net cash provided by (used in) financing activities	(21,155,519)	(1,191,749)	11,681,178

Net increase (decrease) in cash and cash equivalents	24,485	(34,940)	22,059
Cash and cash equivalents at beginning of the year	14,945	49,885	27,826
Cash and cash equivalents at end of the year	$39,430	$14,945	$49,885

Supplemental disclosures
Interest paid	$4,646,677	$6,091,969	$6,921,366
AHP payments, net	$45,788	$34,111	$23,569
Stock dividends issued	$203,803	$290,384	$295,590
Dividends paid through issuance of mandatorily redeemable capital stock	$397	$16	$57
Capital stock reclassified to mandatorily redeemable capital stock	$23,617	$905	$3,489
Right-of-use assets acquired by lease	$113	$1,709	$79

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
Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank has invested in conventional and, to an insignificant extent, government guaranteed/insured mortgage loans. The Bank classifies these mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums, discounts and the fair value amount of the delivery commitment, if any (which represents the unrealized gains and losses from loans initially classified as mortgage loan commitments) as of the purchase (i.e., settlement) date. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes or accretes the deferred amounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2025 and 2024, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $7,119,000 and $6,022,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.

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
 Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2025 and 2024, the Bank had $11,654,000 and $13,203,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $13,564,000, $13,351,000 and $12,968,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Included in these total software costs was amortization of $1,565,000, $1,095,000 and $2,452,000, respectively.
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
If a member cancels a written redemption or withdrawal notice, the Bank reclassifies the shares subject to the cancellation notice from liabilities back to capital. Following this reclassification to capital, dividends on the capital stock are once again recorded as a reduction of retained earnings.
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
Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $3,036,000 and $3,147,000 at December 31, 2025 and 2024, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $3,079,000, $2,896,000 and $2,584,000 during the years ended December 31, 2025, 2024 and 2023, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $2,951,000, $3,034,000 and $4,275,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Note 2— Recently Issued Accounting Guidance
Disaggregation of Income Statement Expenses. On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement – Reporting Comprehensive Income –Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of specified information about income statement expenses on an annual and interim basis in a tabular format in the footnotes to the financial statements.
ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. While early adoption is permitted, the Bank does not currently plan to early adopt ASU 2024-03. The adoption of this guidance will not impact the Bank's financial condition or results of operations and, due to the existing level of disaggregation, is not expected to result in additional disclosures.
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
ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be adopted using a prospective, retrospective, or modified retrospective approach. The adoption of ASU 2025-06 is not expected to have a material impact on the Bank's financial condition or results of operations.
Purchased Loans. On November 12, 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"). The new standard expands the population of acquired financial assets accounted for using a gross-up approach versus recognizing an allowance for credit losses through the income statement. The guidance requires loans that are deemed to be purchased seasoned loans to be accounted for using the gross-up method. Purchased seasoned loans include all non-purchased credit-deteriorated (“PCD”) loans acquired in a business combination and all other non-PCD loans acquired at least 90 days after origination, provided the acquirer was not involved in the origination.
ASU 2025-08 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively to loans acquired on and after the initial application date. The adoption of ASU 2025-08 is not expected to have a material impact on the Bank's financial condition or results of operations.
Hedge Accounting Improvements. On November 25, 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09") to clarify and improve hedge accounting guidance. The update addresses five key areas designed to better align hedge accounting with the economics of risk management strategies and to resolve incremental hedge accounting issues arising from the global reference rate reform initiative. The five areas are: (1) expanding the ability to aggregate forecasted transactions in cash flow hedges based on similar risk exposure, rather than identical risk exposure; (2) providing a new model for hedging forecasted interest payments on choose-your-rate debt instruments; (3) permitting hedge designation of eligible components in nonfinancial forecasted transactions; (4) eliminating the net written option test for certain compound derivatives; and (5) improving accounting for dual hedge strategies involving foreign-currency-denominated debt instruments. These changes aim to simplify application, enhance flexibility, and better align hedge accounting with economic risk management practices.
ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively, and entities may modify certain hedge terms without de-designation upon adoption. The Bank is currently evaluating whether and how these changes could impact its future hedging activities.

Note 3—Trading Securities
 Trading securities as of December 31, 2025 and 2024 were comprised solely of U.S. Treasury Notes.
Net gains (losses) on trading securities during the years ended December 31, 2025, 2024 and 2023 included changes in net unrealized holding gain (loss) of $27,486,000, $(8,067,000) and $12,009,000 for securities that were held on December 31, 2025, 2024 and 2023, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE debentures	$1,489,642	$9,189	$—	$1,498,831
GSE commercial MBS	17,635,403	176,702	2,744	17,809,361
Total	$19,125,045	$185,891	$2,744	$19,308,192
Available-for-sale securities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$85,802	$14	$—	$85,816
GSE obligations	2,043,825	18,556	—	2,062,381
	2,129,627	18,570	—	2,148,197
GSE commercial MBS	16,745,319	122,295	15,560	16,852,054
Total	$18,874,946	$140,865	$15,560	$19,000,251
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $66,897,000 and $69,541,000 at December 31, 2025 and 2024, respectively. Included in the balance as of December 31, 2025 are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of that date. The aggregate amount due of $818,975,000 is included in other liabilities on the statement of condition at December 31, 2025.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses (all of which were GSE CMBS) as of December 31, 2025 and 2024. The unrealized losses are aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2025	$207,012	$636	$88,049	$2,108	$295,061	$2,744

December 31, 2024	$2,292,380	$9,259	$541,789	$6,301	$2,834,169	$15,560

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2025 and 2024 are presented below (in thousands).

	December 31, 2025		December 31, 2024
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$1,035,186	$1,037,965	$682,430	$684,890
Due after one year through five years	440,776	446,564	1,406,606	1,421,522
Due after five years through ten years	13,680	14,302	40,591	41,785
	1,489,642	1,498,831	2,129,627	2,148,197
GSE CMBS	17,635,403	17,809,361	16,745,319	16,852,054
Total	$19,125,045	$19,308,192	$18,874,946	$19,000,251

Interest Rate Payment Terms. At December 31, 2025 and 2024, all of the Bank’s available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. During the years ended December 31, 2025, 2024 and 2023, there were no sales of available-for-sale securities.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2025 and December 31, 2024, all of which were GSE residential MBS, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025	$1,048,479	$2,334	$2,181	$1,048,632
December 31, 2024	$224,250	$142	$3,110	$221,282
In the table above, amortized cost includes net purchase discounts of $909,000 and $214,000 at December 31, 2025 and 2024, respectively. Amortized cost excludes accrued interest of $948,000 and $311,000 at December 31, 2025 and 2024, respectively.
Interest Rate Payment Terms. At December 31, 2025 and 2024, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2025 or 2024.
Sales of Securities. There were no sales of held-to-maturity securities during the years ended December 31, 2025 or 2024. During the year ended December 31, 2023, the Bank sold all of its non-agency residential MBS investments. At the time of the sale, the amortized cost of the securities (determined by the specific identification method) was $27,944,000. Proceeds from the sales totaled $29,025,000, resulting in realized gains of $1,081,000. For each of the securities sold during 2023, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
Redemption Terms. At December 31, 2025 and 2024, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 6.46 percent and from 0.46 percent to 6.46 percent, respectively, as summarized below (dollars in thousands).

	2025		2024
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$576	3.72%	$537	4.75%
Due in one year or less	22,406,895	3.95	36,334,075	4.76
Due after one year through two years	15,634,197	3.63	7,082,753	4.39
Due after two years through three years	6,251,402	4.10	13,151,281	3.61
Due after three years through four years	1,514,170	4.17	5,836,481	4.55
Due after four years through five years	1,182,382	3.92	1,538,407	4.43
Due after five years through fifteen years	3,837,323	3.27	4,139,233	3.21
Due after fifteen years	13,320	3.47	25,428	2.49
Total par value	50,840,265	3.83%	68,108,195	4.38%
Deferred net prepayment fees	(2,329)		(2,147)
Hedging adjustments	(17,830)		(362,800)
Total	$50,820,106		$67,743,248
Advances presented in the table above exclude accrued interest of $137,161,000 and $218,251,000 at December 31, 2025 and 2024, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At December 31, 2025 and 2024, the Bank had aggregate prepayable and callable advances totaling $6,096,106,000 and $6,172,547,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at December 31, 2025 and 2024, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2025	2024
Overdrawn demand deposit accounts	$576	$537
Due in one year or less	27,816,468	41,738,661
Due after one year through two years	14,913,344	6,249,281
Due after two years through three years	2,784,132	12,708,144
Due after three years through four years	1,105,609	2,273,484
Due after four years through five years	405,723	1,022,806
Due after five years	3,814,413	4,115,282
Total par value	$50,840,265	$68,108,195
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2025 and 2024, the Bank had putable advances outstanding totaling $4,798,750,000 and $4,581,750,000, respectively.

The following table summarizes advances at December 31, 2025 and 2024, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2025	2024
Overdrawn demand deposit accounts	$576	$537
Due in one year or less	26,173,145	40,090,825
Due after one year through two years	15,542,530	6,865,253
Due after two years through three years	5,850,235	13,314,614
Due after three years through four years	1,834,504	5,572,315
Due after four years through five years	1,120,631	1,858,740
Due after five years	318,644	405,911
Total par value	$50,840,265	$68,108,195
Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. Other than the institutions shown below, no borrower (or group of affiliated borrowers) represented greater than 10 percent of outstanding advances at December 31, 2025, 2024 or 2023 or greater than 10 percent of interest income on advances for the years ended December 31, 2025, 2024 or 2023. Also shown is the percentage of the Bank's total interest income and fee income from customers that was attributable to these institutions for the years ended December 31, 2025, 2024 and 2023. The following table summarizes the Bank's advances credit concentrations as of and for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Outstanding Advances				Income Concentration
2025	Member Institution	Affiliated Member Institutions	Total Advances	Percentage of Outstanding Advances	Interest Income on Advances	Percentage of Total Interest Income on Advances	Total Interest Income and Fee Income	Percentage of Total Interest Income and Fee Income
2025
USAA Federal Savings Bank	$6,000,000	$—	$6,000,000	11.8%	$245,391	8.4%	$245,391	4.7%
Charles Schwab Bank SSB	$1,850,000	$—	$1,850,000	3.6%	$355,665	12.1%	$357,233	6.8%
American General Life Insurance Company	$4,422,993	$909,000	$5,331,993	10.5%	$232,612	7.9%	$232,624	4.4%
2024
Charles Schwab Bank SSB	$16,500,000	$200,000	$16,700,000	24.5%	$1,211,461	28.0%	$1,211,554	17.5%
2023
Charles Schwab Bank SSB	$24,000,000	$2,400,000	$26,400,000	32.9%	$1,810,900	31.6%	$1,811,023	21.7%

Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2025 and 2024 (in thousands):

	2025	2024
Fixed-rate
Due in one year or less	$21,567,253	$35,504,018
Due after one year	23,081,545	26,441,210
Total fixed-rate	44,648,798	61,945,228
Variable-rate
Due in one year or less	840,218	830,594
Due after one year	5,351,249	5,332,373
Total variable-rate	6,191,467	6,162,967
Total par value	$50,840,265	$68,108,195

At December 31, 2025 and 2024, 66 percent and 69 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2025, 2024 and 2023 were $2,877,000, $1,652,000 and $1,973,000, respectively. None of the gross advance prepayment fees received during the years ended December 31, 2025, 2024 or 2023 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the year ended December 31, 2024, three symmetrical prepayment advances with an aggregate par value of $14,898,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $248,000 and was recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the years ended December 31, 2025 or 2023.
Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2025 and 2024 for mortgage loans held for portfolio (in thousands):

	2025	2024
Fixed-rate medium-term* single-family mortgages	$100,924	$101,243
Fixed-rate long-term single-family mortgages	6,382,655	5,605,474
Premiums	90,276	75,590
Discounts	(16,979)	(18,152)
Deferred net derivative gains associated with mortgage delivery commitments	6,809	7,085
Total mortgage loans held for portfolio	6,563,685	5,771,240
Less: allowance for credit losses on mortgage loans	(8,554)	(7,187)
Total mortgage loans held for portfolio, net of allowance for credit losses	$6,555,131	$5,764,053
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $47,924,000 and $38,943,000 at December 31, 2025 and 2024, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2025 and 2024 was comprised of conventional loans totaling $6,480,029,000 and $5,702,174,000, respectively, and government-guaranteed/insured loans totaling $3,550,000 and $4,543,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans.

The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2025, 2024 and 2023, mortgage loan interest income was reduced by CE fees totaling $2,729,000, $2,558,000 and $2,470,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2025, 2024 and 2023, performance-based CE fees that were forgone and not paid to the Bank’s PFIs were insignificant.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Advances	$137,161	$218,251
Investment securities
Trading	25,563	24,048
Available-for-sale	66,897	69,541
Held-to-maturity	948	311
Mortgage loans held for portfolio	47,924	38,943
Interest-bearing deposits	5,889	6,531
Securities purchased under agreements to resell	1,710	2,643
Federal funds sold	749	786
Other	241	13
Total	$287,082	$361,067

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell as of December 31, 2025 were subsequently repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2025.
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
At December 31, 2025, the gross unrealized losses on the Bank’s available-for-sale and held-to-maturity securities were $2,744,000 and $2,181,000, respectively, all of which related to securities that are issued and guaranteed by GSEs.
As of December 31, 2025, the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated Aa by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2025, the Bank has not experienced any defaults on its GSE RMBS and it has experienced only two defaults on its GSE CMBS. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE MBS investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2025.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2025.
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
  Advances and Other Secured Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other secured extensions of credit to protect against losses. The Bank makes advances and otherwise extends secured credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2025 included all FDIC-insured institutions with average total assets as of December 31, 2024, 2023 and 2022 of less than $1.5 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other secured extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2025 or 2024.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At December 31, 2025 and 2024, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.

The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2025 and 2024, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2025 and 2024 (dollars in thousands).

	December 31, 2025
	Conventional Loans Originated Prior to 2021	Conventional Loans Originated in 2021-2025	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$21,469	$57,423	$78,892	$189	$79,081
60-89 days delinquent	6,327	17,258	23,585	21	23,606
90 days or more delinquent	9,176	23,724	32,900	—	32,900
Total past due	36,972	98,405	135,377	210	135,587
Total current loans	1,324,751	5,099,998	6,424,749	3,349	6,428,098
Total mortgage loans	$1,361,723	$5,198,403	$6,560,126	$3,559	$6,563,685

	December 31, 2024
	Conventional Loans Originated Prior to 2020	Conventional Loans Originated in 2020-2024	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$15,786	$53,141	$68,927	$132	$69,059
60-89 days delinquent	4,308	11,069	15,377	11	15,388
90 days or more delinquent	8,451	22,292	30,743	47	30,790
Total past due	28,545	86,502	115,047	190	115,237
Total current loans	960,556	4,691,080	5,651,636	4,367	5,656,003
Total mortgage loans	$989,101	$4,777,582	$5,766,683	$4,557	$5,771,240

_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at December 31, 2025 and 2024 (dollars in thousands).

	December 31, 2025			December 31, 2024
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$2,161	$—	$2,161	$3,758	$17	$3,775
Serious delinquency rate (2)	0.5%	—%	0.5%	0.5%	1.0%	0.5%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—	$—	$47	$47
Nonaccrual loans (4)	$43,692	$—	$43,692	$38,603	$—	$38,603
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2025.
The Bank's other assets included $4,582,000 and $1,339,000 of real estate owned at December 31, 2025 and 2024, respectively.
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During years ended December 31, 2025, 2024 and 2023, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At December 31, 2025 and 2024, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at December 31, 2025 was $8,554,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$7,187	$7,768	$4,865
Charge-offs	(74)	—	—
Provision (reversal) for credit losses	1,441	(581)	2,903
Balance, end of year	$8,554	$7,187	$7,768
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses. Under the SBB Program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members’ secondary, unsecured loans to small businesses. As these loans are offered separately from the Bank's advances, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. The Bank records a charge-off on an SBB loan when the loan becomes 180 days or more past due or when a member informs the Bank that the small business is unable to repay the member’s secondary loan, whichever occurs first. As of December 31, 2025 and 2024, SBB loans outstanding totaled $16,022,000 and $13,734,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on SBB loans during the years ended December 31, 2025, 2024 and 2023 (in thousands)

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$1,795	$1,552	$1,255
Charge-offs	(161)	(338)	(28)
Provision for credit losses	460	581	325	*
Balance, end of year	$2,094	$1,795	$1,552
* The provision for credit losses on SBB loans was recorded in "other, net" in other income (loss) during 2023.
In the fourth quarter of 2024, the Bank began originating loans under the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”), which was developed to provide long-term, unsecured loans to non-depository CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds under this volume-limited program include affordable housing and community investment activities. The program was fully funded in the second quarter of 2025. Similar to SBB loans, CANOPY loans were offered separately from the Bank's advances and, as such, they were not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on CANOPY loans is calculated based on expected default rates for loans with similar credit risk profiles and the presumption of a total loss upon default. The Bank records a charge-off on a CANOPY loan when the loan becomes 180 days or more past due or when information becomes available indicating that the non-depository CDFI member will be unable to repay the loan, whichever occurs first. As of December 31, 2025 and 2024, CANOPY loans outstanding totaled $36,554,000 and $14,452,000, respectively. CANOPY loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on CANOPY loans during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$2,312	$—
Provision for credit losses	3,537	2,312
Balance, end of year	$5,849	$2,312

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 4.19 percent, 5.11 percent and 5.00 percent during 2025, 2024 and 2023, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Interest-bearing
Demand and overnight	$2,150,729	$1,675,103
Term	45,165	59,404
Non-interest bearing (other)	38	1
Total deposits	$2,195,932	$1,734,508

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
The par amounts of the FHLBanks’ outstanding consolidated obligations were approximately $1.152 trillion and $1.193 trillion at December 31, 2025 and 2024, respectively. The Bank was the primary obligor on approximately $98.8 billion and $119.2 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use an index for interest rate resets such as the Secured Overnight Financing Rate ("SOFR"). To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2025 and 2024 (in thousands, at par value).

	2025	2024
Fixed-rate	$31,954,475	$46,051,505
Variable-rate SOFR-indexed	21,849,500	45,967,500
Step-up	4,522,000	5,257,000
Step-down	15,000	15,000
Total par value	$58,340,975	$97,291,005
At December 31, 2025 and 2024, 86 percent and 92 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2025 and 2024, by contractual maturity (dollars in thousands):

	2025		2024
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$38,701,685	3.11%	$66,286,470	4.24%
Due after one year through two years	7,329,730	2.57	12,410,545	1.94
Due after two years through three years	2,339,430	3.20	6,480,380	2.49
Due after three years through four years	2,484,130	3.94	2,464,430	3.37
Due after four years through five years	1,486,000	4.05	3,139,130	4.19
Due after five years	6,000,000	3.60	6,510,050	3.87
Total par value	58,340,975	3.15%	97,291,005	3.78%
Premiums	8,517		14,326
Discounts	(1,278)		(2,181)
Debt issuance costs	(3,036)		(3,147)
Hedging adjustments	(459,622)		(1,084,785)
Total	$57,885,556		$96,215,218
At December 31, 2025 and 2024, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2025	2024
Non-callable bonds	$31,777,075	$59,224,045
Callable bonds	26,563,900	38,066,960
Total par value	$58,340,975	$97,291,005
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2025 and 2024, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2025	2024
Due in one year or less	$52,120,085	$88,764,430
Due after one year through two years	3,773,330	4,307,685
Due after two years through three years	1,464,430	2,466,330
Due after three years through four years	777,130	1,014,430
Due after four years through five years	161,000	707,130
Due after five years	45,000	31,000
Total par value	$58,340,975	$97,291,005
     Discount Notes. At December 31, 2025 and 2024, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2025	$40,185,289	$40,436,121	3.72%
December 31, 2024	$21,637,276	$21,859,382	4.44%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2025, 2024 or 2023. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2025, 2024 or 2023.
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
The Bank makes loans and grants under various voluntary community investment programs. Overall, the income statement effects of these voluntary programs reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. Beginning January 1, 2024, the Bank contributes a make-whole amount to its AHP in the amount needed to fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects. These make-whole amounts are recorded in “Voluntary grants, subsidies, donations and Affordable Housing Program contributions” in the statements of income and recognized as an increase in the Bank's AHP liability on the statements of condition.
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Balance, beginning of year	$198,801	$150,431	$76,794
AHP assessment	64,762	80,742	97,206
Voluntary AHP contributions	4,363	1,739	—
Grants funded, net of recaptured amounts	(45,788)	(34,111)	(23,569)
Balance, end of year	$222,138	$198,801	$150,431

Note 13—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2025 or 2024.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2025 and 2024 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2025

Assets

Derivatives
Bilateral derivatives	$336,120	$(308,416)	$27,704	$(25,474)	(2)	$2,230
Cleared derivatives	12,765	(2,571)	10,194	—		10,194
Total derivatives	348,885	(310,987)	37,898	(25,474)		12,424
Securities purchased under agreements to resell	16,650,000	—	16,650,000	(16,650,000)		—

Total assets	$16,998,885	$(310,987)	$16,687,898	$(16,675,474)		$12,424

Liabilities

Derivatives
Bilateral derivatives	$619,307	$(615,018)	$4,289	$—	(2)	$4,289
Cleared derivatives	2,588	(2,522)	66	(66)	(3)	—

Total liabilities	$621,895	$(617,540)	$4,355	$(66)		$4,289

December 31, 2024

Assets

Derivatives
Bilateral derivatives	$820,192	$(806,580)	$13,612	$(2,698)	(2)	$10,914
Cleared derivatives	5,231	(1,398)	3,833	—		3,833
Total derivatives	825,423	(807,978)	17,445	(2,698)		14,747
Securities purchased under agreements to resell	22,250,000	—	22,250,000	(22,250,000)		—

Total assets	$23,075,423	$(807,978)	$22,267,445	$(22,252,698)		$14,747

Liabilities

Derivatives
Bilateral derivatives	$1,162,259	$(1,144,163)	$18,096	$—	(2)	$18,096
Cleared derivatives	1,594	(1,384)	210	(210)	(3)	—

Total liabilities	$1,163,853	$(1,145,547)	$18,306	$(210)		$18,096

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At December 31, 2025 and 2024, the Bank had pledged excess non-cash collateral with fair values of $171,809,000 and $101,187,000, respectively, and the Bank had received excess non-cash collateral with fair values of $138,604,000 and $99,542,000, respectively, from its bilateral counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amounts needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $303,499,000 and $506,981,000 at December 31, 2025 and 2024, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
 The Bank's trading securities include fixed-rate U.S. Treasury Notes and, at times, may also include variable-rate U.S Treasury Notes and U.S. Treasury Bills. To convert some of its fixed-rate U.S. Treasury Notes and, at times, some of its U.S. Treasury Bills to a short-term floating rate, the Bank has entered into fixed-for-floating interest rate exchange agreements indexed to either the overnight index swap ("OIS") rate or SOFR. These derivatives are treated as economic hedges.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2025 and 2024 (in thousands).

	December 31, 2025			December 31, 2024
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$28,564,835	$34,801	$31,802	$37,999,505	$81,352	$14,567
Available-for-sale securities (1)	19,288,313	153,747	88,347	19,594,401	369,493	20,087
Consolidated obligation bonds (1)	31,257,900	75,150	499,337	46,586,960	121,385	1,127,720
Consolidated obligation discount notes (2)	966,000	651	—	1,066,000	293	—
Total derivatives designated as hedging instruments	80,077,048	264,349	619,486	105,246,866	572,523	1,162,374
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	850,000	2	—	5,000,000	—	73
Available-for-sale securities	653,337	1	33	8,926	14	2
Mortgage loans held for portfolio	713,465	3,387	92	850,600	4,212	535
Consolidated obligation bonds	106,445	519	35	436,445	2,170	101
Consolidated obligation discount notes	28,021,000	65	515	12,560,500	50	218
Trading securities	3,196,050	469	—	2,150,350	195	—
Counterparty exposure	10,000,000	79,726	1,568	15,300,000	241,482	429
Intermediary transactions	18,558	60	56	18,558	58	49
Other	400,000	—	109	400,000	—	62
Interest rate swaptions
Available-for-sale securities	1,150,000	307	—	1,150,000	657	—
Mortgage loans held for portfolio	—	—	—	775,000	4,062	—
Mortgage delivery commitments	25,952	—	1	16,346	—	10
Total derivatives not designated as hedging instruments	45,134,807	84,536	2,409	38,666,725	252,900	1,479
Total derivatives before collateral and netting adjustments	$125,211,855	348,885	621,895	$143,913,591	825,423	1,163,853
Cash collateral and related accrued interest		(9,797)	(316,400)		(175,676)	(513,258)
Cash received or remitted in excess of variation margin requirements		(48)	2		(13)	—
Netting adjustments		(301,142)	(301,142)		(632,289)	(632,289)
Total collateral and netting adjustments(3)		(310,987)	(617,540)		(807,978)	(1,145,547)
Net derivative balances reported in statements of condition		$37,898	$4,355		$17,445	$18,306
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2025, 2024 and 2023 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2025

Total amount of the financial statement line item	$2,931,869	$990,131	$(3,365,737)	$(982,376)	$25,798

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(64,892)	$(267,661)	$129,452	$—	$—
Hedged items	344,908	539,889	(625,164)	—	—
Net gains (losses) on fair value hedging relationships	$280,016	$272,228	$(495,712)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$22,638	$(22,638)
Recognized in OCI	—	—	—	—	(9,159)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$22,638	$(31,797)

Year ended December 31, 2024

Total amount of the financial statement line item	$4,322,127	$1,142,299	$(5,088,620)	$(841,740)	$69,821

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$671,736	$627,097	$(503,512)	$—	$—
Hedged items	(60,148)	(155,260)	(500,528)	—	—
Net gains (losses) on fair value hedging relationships	$611,588	$471,837	$(1,004,040)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$31,584	$(31,584)
Recognized in OCI	—	—	—	—	26,346
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$31,584	$(5,238)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2023

Total amount of the financial statement line item	$5,734,400	$993,496	$(5,453,341)	$(1,775,820)	$(73,677)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$421,682	$117,144	$(237,947)	$—	$—
Hedged items	199,811	305,821	(883,252)	—	—
Net gains (losses) on fair value hedging relationships	$621,493	$422,965	$(1,121,199)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$28,717	$(28,717)
Recognized in OCI	—	—	—	—	8,612
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$28,717	$(20,105)
For the years ended December 31, 2025, 2024 and 2023, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2025, $8,726,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2025 and 2024 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2025
Advances	$28,592,914	$(17,351)	$(479)	$(17,830)
Available-for-sale securities	19,125,045	(210,472)	(7,822)	(218,294)
Consolidated obligation bonds	(30,995,980)	460,026	(404)	459,622

December 31, 2024
Advances	37,981,979	(359,210)	(3,590)	(362,800)
Available-for-sale securities	18,874,946	(754,960)	(8,314)	(763,274)
Consolidated obligation bonds	(45,569,454)	1,084,319	466	1,084,785
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps	$(14,586)	$17,116	$15,145
Net interest income on interest rate swaps	14,126	13,673	831
Interest rate swaptions	(4,411)	(4,546)	(3,688)
Mortgage delivery commitments	655	898	3,338
Total net gain (loss) related to derivatives not designated as hedging instruments	(4,216)	27,141	15,626
Price alignment amount on variation margin for daily settled derivative contracts(1)	4,834	14,596	15,068
Net gains on derivatives and hedging activities reported in other income (loss)	$618	$41,737	$30,694
________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. Approximately 57 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of December 31, 2025, the notional balance of cleared transactions outstanding totaled $71.08 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2025, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties (including mortgage delivery commitments) totaled $54.10 billion and $0.04 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
The Bank's Capital Plan also provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.00 percent of members' outstanding letters of credit (the "LC Percentage"). The LC Percentage, which is currently 0.10 percent, is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. To be eligible for the reduced activity-based investment requirement, advances funded during this period had to have a minimum maturity of one year or greater, among other things. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply. At December 31, 2025, the remaining balance of advances funded under this program totaled $396,000.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2025, the remaining balance of advances funded under this program totaled $1,842,834,000.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2025, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder's minimum investment requirement. For the repurchases that occurred during 2024 and 2023, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2025, 2024 and 2023, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less in 2025 and $2,000,000 or less in 2024 and 2023, (2) the shareholder was on restricted collateral status (subject to certain exceptions), or (3) for the repurchases that occurred during 2023 and the first and second quarters of 2024, the shareholder elected to opt out of the repurchase. Shareholders were not permitted to opt out of the repurchases that occurred during 2025 or the third and fourth quarters of 2024. During the years ended December 31, 2025, 2024 and 2023, the Bank repurchased surplus stock totaling $956,936,000, $717,146,000 and $1,393,337,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2025, 2024 and 2023, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $13,701,000, $384,000 and $3,926,000, respectively.
The following table presents total excess stock at December 31, 2025 and 2024 (in thousands).

	2025	2024
Excess stock
Capital stock	$748,716	$900,745
Mandatorily redeemable capital stock	45	—
Total	$748,761	$900,745
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2025 or 2024. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2025, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,230,921	$6,573,370	$1,180,516	$7,017,172
Total capital	$4,340,481	$6,573,370	$5,109,002	$7,017,172
Total capital-to-assets ratio	4.00%	6.06%	4.00%	5.49%
Leverage capital	$5,425,601	$9,860,055	$6,386,252	$10,525,758
Leverage capital-to-assets ratio	5.00%	9.09%	5.00%	8.24%
Pursuant to an Advisory Bulletin issued by the Finance Agency, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each month end in 2025, 2024 and 2023.
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
     Mandatorily Redeemable Capital Stock. As discussed in Note 1, the Bank’s capital stock is classified as capital for financial reporting purposes until either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, at which time the capital stock is reclassified to liabilities. The Finance Agency has confirmed that the accounting classification of certain shares of its capital stock as liabilities does not affect the definition of capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At December 31, 2025, the Bank had $7,967,000 in outstanding capital stock subject to mandatory redemption held by three institutions. As of December 31, 2024, the Bank had $181,000 in outstanding capital stock subject to mandatory redemption held by one institution. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2025, 2024 and 2023, dividends on mandatorily redeemable capital stock in the amount of $306,000, $54,000 and $406,000, respectively, were recorded as interest expense in the statements of income.
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
The earliest mandatory redemption for all of the Bank's mandatorily redeemable capital stock outstanding at December 31, 2025 is in 2030. This reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption expires.
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
The Bank did not receive any stock redemption notices in 2025, 2024 or 2023.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2024. The Bank's contributions for the year ended December 31, 2023 represented 0.8 percent of the total contributions to the plan for the plan year ended June 30, 2024.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2025		2024		2023
Net pension cost charged to compensation and benefit expense for the year ended December 31	$541		$562		$10,551
Pentegra DB Plan funded status as of July 1	113.8%	(a)	112.2%	(b)	114.0%
Bank's funded status as of July 1	115.4%		116.7%		121.4%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2025 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2025 through March 15, 2026. Contributions made during the period from July 1, 2025 through March 15, 2026 and designated for the plan year ended June 30, 2025 will be included in the final valuation as of July 1, 2025. The final funded status as of July 1, 2025 will not be available until the Form 5500 for the plan year July 1, 2025 through June 30, 2026 is filed (this Form 5500 is due to be filed no later than April 2027).
(b)    The Pentegra DB Plan's funded status as of July 1, 2024 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. Contributions made during the period from July 1, 2024 through March 15, 2025 and designated for the plan year ended June 30, 2024 will be included in the final valuation as of July 1, 2024. The final funded status as of July 1, 2024 will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025 is filed (this Form 5500 is due to be filed no later than April 2026).
Substantially all employees are eligible to participate in the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. The Bank’s contributions to the FHLB Dallas DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2025, 2024 and 2023, the Bank contributed $2,109,000, $2,021,000 and $1,897,000, respectively, to this plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $15,815,000 and $13,225,000 at December 31, 2025 and 2024, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $1,810,000, $1,921,000 and $1,568,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (or losses) on those deferrals, was $3,728,000 and $3,697,000 at December 31, 2025 and 2024, respectively. Other operating expense includes accrued earnings on deferred director compensation totaling $341,000, $296,000 and $328,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established, only one of whom is currently employed by the Bank. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors. During the year ended December 31, 2023, the Bank did not make any contributions to the SERP. Effective December 14, 2023, the SERP was amended and restated principally to provide supplemental retirement benefits to those employees who are currently serving as the Bank's executive officers. The Bank's contributions to the amended and restated SERP were $1,831,000 and $983,000 for the years ended December 31, 2025 and 2024, respectively. Each participant’s benefit under the SERP consists of contributions that are made by the Bank on the participant’s behalf and the accrued earnings (losses) on those contributions. The Bank’s accrued liability under this plan was $5,320,000 and $2,919,000 at December 31, 2025 and 2024, respectively. Compensation and benefits expense includes accrued earnings on SERP contributions totaling $648,000, $225,000 and $219,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees who, while actively employed, participated in the Pentegra DB Plan. The health care portion of the program is contributory while the life insurance benefits, which are available to retirees with at least 20 years of service, are offered on a noncontributory basis. Prior to January 1, 2005, retirees were eligible to remain enrolled in the Bank’s health care benefits plan if age 50 or older with at least 10 years of service at the time of retirement. In December 2004, the Bank modified the eligibility requirements relating to retiree health care continuation benefits. Effective January 1, 2005, retirees are eligible to remain enrolled in the Bank’s health care benefits plan if age 55 or older with at least 15 years of service at the time of retirement. Employees who were age 50 or older with 10 years of service and those who had 20 years of service as of December 31, 2004 were not subject to the revised eligibility requirements. Additionally, then current retiree benefits were unaffected by these modifications. In October 2005, the Bank modified the participant contribution requirements relating to its retirement benefits program. Effective December 31, 2005, retirees who are age 55 or older with at least 15 years of service at the time of retirement can remain enrolled in the Bank’s health care benefits program by paying 100% of the expected plan cost. Previously, participant contributions were subsidized by the Bank; this subsidy was based upon the Bank’s COBRA premium rate and the employee’s age and length of service with the Bank. Then current retirees, employees who were hired prior to January 1, 1991 and those who, as of December 31, 2004, had at least 20 years of service or were age 50 or older with 10 years of service are not subject to these revised contribution requirements prior to age 65. Under the revised plan, at age 65, all plan participants are required to pay 100% of the expected plan cost. The Bank does not have any plan assets set aside for the retirement benefits program. The accumulated postretirement benefit obligation, net periodic benefit cost and expected future benefit payments under the plan were insignificant as of and for the years ended December 31, 2025, 2024 and 2023.

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2025 and 2024, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2025 and 2024. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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
As of December 31, 2025 and 2024, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2025 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$39,430	$39,430	$39,430	$—	$—	$—
Interest-bearing deposits	2,725,508	2,725,508	—	2,725,508	—	—
Securities purchased under agreements to resell	16,650,000	16,650,000	—	16,650,000	—	—
Federal funds sold	7,409,000	7,409,000	—	7,409,000	—	—
Trading securities (1)	3,514,824	3,514,824	—	3,514,824	—	—
Available-for-sale securities (1)	19,308,192	19,308,192	—	19,308,192	—	—
Held-to-maturity securities	1,048,479	1,048,632	—	1,048,632	—	—
Advances	50,820,106	50,905,437	—	50,905,437	—	—
Mortgage loans held for portfolio, net	6,555,131	6,238,518	—	6,238,518	—	—
Accrued interest receivable	287,082	287,082	—	287,082	—	—
Derivative assets (1)	37,898	37,898	—	348,885	—	(310,987)
Other assets held at fair value (1)	24,997	24,997	24,997	—	—	—
Unsecured loans to members included in other assets	44,633	44,633	—	—	44,633	—

Liabilities:
Deposits	2,195,932	2,195,861	—	2,195,861	—	—
Consolidated obligations
Discount notes	40,185,289	40,186,405	—	40,186,405	—	—
Bonds	57,885,556	57,669,223	—	57,669,223	—	—
Mandatorily redeemable capital stock	7,967	7,967	7,967	—	—	—
Accrued interest payable	356,354	356,354	—	356,354	—	—
Derivative liabilities (1)	4,355	4,355	—	621,895	—	(617,540)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2025.
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

Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2025 and 2024, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $1.053 trillion and $1.074 trillion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2025 and 2024, the Bank had commitments to make additional advances totaling approximately $2,336,000 and $36,244,000, respectively. At December 31, 2025, all of the outstanding commitments to make additional advances expire in 2026.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $33,099,489,000 and $33,713,207,000 at December 31, 2025 and 2024, respectively. At December 31, 2025, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2039. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $5,665,000 and $5,915,000 at December 31, 2025 and 2024, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2025 and 2024, the Bank had outstanding standby bond purchase agreements totaling $929,869,000 and $742,451,000, respectively. At December 31, 2025, standby bond purchase agreements totaling $80,570,000, $127,801,000, $139,107,000, $329,303,000 and $253,088,000 expire in 2026, 2027, 2028, 2029 and 2030, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2025 or 2024.
At December 31, 2025 and 2024, the Bank had commitments to purchase conventional mortgage loans totaling $25,952,000 and $16,346,000, respectively, from certain of its PFIs.
At December 31, 2025 and 2024, the Bank had commitments to issue $530,000,000 (par value) and $340,000,000 (par value), respectively, of consolidated obligation bonds. In addition, as of December 31, 2025 and 2024, the Bank had commitments to issue $1,008,320,000 and $91,094,000 (par value), respectively, of consolidated obligation discount notes.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2025 and 2024, the Bank had pledged cash collateral of $335,802,000 and $520,936,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2025 and 2024, the Bank had pledged securities with carrying values (and fair values) of $475,374,000 and $608,378,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2025, 2024 and 2023, the Bank charged to operating expenses net rental costs of approximately $618,000, $444,000 and $409,000, respectively. Future minimum rentals at December 31, 2025 were as follows (in thousands):

Year	Premises	Equipment	Total
2026	$611	$28	$639
2027	630	28	658
2028	568	23	591
2029	53	—	53
2030	53	—	53
Thereafter	428	—	428
Total	$2,343	$79	$2,422

Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2025 were as follows (in thousands):

Year	Total
2026	$254
2027	528
2028	532
2029	355
2030	365
Total	$2,034
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2025, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2025, 2024 or 2023.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2025 and 2024, advances outstanding to Directors’ Financial Institutions aggregated $6,250,767,000 and $6,764,125,000, respectively, representing 12.3 percent and 9.9 percent, respectively, of the Bank’s total outstanding advances as of those dates. During the year ended December 31, 2025, the Bank acquired $17,729,000 of mortgage loans from Directors’ Financial Institutions. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2024 or 2023. As of December 31, 2025 and 2024, capital stock outstanding to Directors’ Financial Institutions aggregated $354,938,000 and $360,264,000, respectively, representing 10.6 percent and 8.6 percent, respectively, of the Bank’s outstanding capital stock at those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2025 and 2024, the Bank did not loan any short-term federal funds to other FHLBanks. During the year ended December 31, 2023, interest income on loans to other FHLBanks totaled $148,000; this amount is reported as interest income from federal funds sold in the statement of income. The following table summarizes the Bank's loans to other FHLBanks during the year ended December 31, 2023 (in thousands).

Year Ended December 31, 2023
Balance at January 1, 2023	$—
Loans made to:
FHLBank of Pittsburgh	1,000
FHLBank of Chicago	1,000,000
Collections from:
FHLBank of Pittsburgh	(1,000)
FHLBank of Chicago	(1,000,000)
Balance at December 31, 2023	$—
During the years ended December 31, 2025, 2024 and 2023, interest expense on borrowings from other FHLBanks totaled $5,000, $7,000 and $521,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Indianapolis	40,000	50,000	30,000
FHLBank of Boston	—	—	1,000,000
FHLBank of San Francisco	—	—	300,000
Repayments to:
FHLBank of Indianapolis	(40,000)	(50,000)	(30,000)
FHLBank of Boston	—	—	(1,000,000)
FHLBank of San Francisco	—	—	(300,000)
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the nine months ended December 31, 2023 or the years ended December 31, 2025 or 2024. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2025, 2024 or 2023.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2025
Balance at January 1, 2025	$125,305	$52,322	$—	$1,043	$178,670
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(22,638)	—	—	(22,638)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(100)	(100)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	57,842	—	—	—	57,842
Unrealized losses on cash flow hedges	—	(9,159)	—	—	(9,159)
Actuarial loss	—	—	—	(147)	(147)
Total other comprehensive income (loss)	57,842	(31,797)	—	(247)	25,798
Balance at December 31, 2025	$183,147	$20,525	$—	$796	$204,468

Year ended December 31, 2024
Balance at January 1, 2024	$50,178	$57,560	$—	$1,111	$108,849
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(31,584)	—	—	(31,584)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(68)	(68)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	75,127	—	—	—	75,127
Unrealized gains on cash flow hedges	—	26,346	—	—	26,346
Total other comprehensive income (loss)	75,127	(5,238)	—	(68)	69,821
Balance at December 31, 2024	$125,305	$52,322	$—	$1,043	$178,670

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(28,717)	—	—	(28,717)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(83)	(83)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(56,874)	—	—	—	(56,874)
Unrealized gains on cash flow hedges	—	8,612	—	—	8,612
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Actuarial loss	—	—	—	(43)	(43)
Total other comprehensive income (loss)	(56,874)	(20,105)	3,428	(126)	(73,677)
Balance at December 31, 2023	$50,178	$57,560	$—	$1,111	$108,849

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.