Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Dallas
filed 2026-05-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At May 6, 2026, the registrant had outstanding 32,569,388 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$23,458	$39,430
Interest-bearing deposits (Notes 8 and 9)	2,969,530	2,725,508
Securities purchased under agreements to resell (Notes 8, 9 and 12)	7,750,000	16,650,000
Federal funds sold (Notes 8 and 9)	9,030,000	7,409,000
Trading securities (Notes 3, 8, 12 and 16) ($347,962 and $115,077 pledged at March 31, 2026 and December 31, 2025, respectively, of which $206,939 and $0, respectively, could be rehypothecated)	6,045,601	3,514,824
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 16) ($0 and $360,297 pledged at March 31, 2026 and December 31, 2025, respectively, of which $0 and $303,565, respectively, could be rehypothecated)	18,928,831	19,308,192
Held-to-maturity securities (b) (Notes 5, 8 and 9)	985,529	1,048,479
Advances (Notes 6, 8 and 9)	44,215,047	50,820,106
Mortgage loans held for portfolio, net of allowance for credit losses of $8,673 and $8,554 at March 31, 2026 and December 31, 2025, respectively (Notes 7, 8 and 9)	6,725,287	6,555,131
Accrued interest receivable (Note 8)	272,919	287,082
Premises and equipment, net	19,967	19,205
Derivative assets (Notes 12 and 13)	7,914	37,898
Other assets (Note 9) (including $25,817 and $24,997 of securities held at fair value at March 31, 2026 and December 31, 2025, respectively)	97,981	97,160
TOTAL ASSETS	$97,072,064	$108,512,015

LIABILITIES AND CAPITAL
Deposits (including $38 of non-interest bearing deposits at March 31, 2026 and December 31, 2025)	$2,490,119	$2,195,932
Consolidated obligations (Note 10)
Discount notes	27,317,808	40,185,289
Bonds	60,190,861	57,885,556
Total consolidated obligations	87,508,669	98,070,845

Mandatorily redeemable capital stock	101,662	7,967
Accrued interest payable	395,385	356,354
Affordable Housing Program (Note 11)	222,108	222,138
Derivative liabilities (Notes 12 and 13)	32,713	4,355
Other liabilities (Note 4)	56,000	884,553
Total liabilities	90,806,656	101,742,144

Commitments and contingencies (Notes 9 and 16)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 10,303,207 and 12,636,851 shares at March 31, 2026 and December 31, 2025, respectively	1,030,321	1,263,685
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 17,224,190 and 20,746,739 shares at March 31, 2026 and December 31, 2025, respectively	1,722,419	2,074,674
Total Class B Capital Stock	2,752,740	3,338,359
Retained earnings
Unrestricted	2,515,944	2,460,107
Restricted	791,312	766,937
Total retained earnings	3,307,256	3,227,044
Accumulated other comprehensive income (Note 19)	205,412	204,468
Total capital	6,265,408	6,769,871
TOTAL LIABILITIES AND CAPITAL	$97,072,064	$108,512,015
_____________________________
(a)Amortized cost: $18,745,712 and $19,125,045 at March 31, 2026 and December 31, 2025, respectively.
(b)Fair values: $989,648 and $1,048,632 at March 31, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Advances	$530,708	$768,217
Prepayment fees on advances, net	2,924	376
Interest-bearing deposits	30,402	34,498
Securities purchased under agreements to resell	68,811	36,948
Federal funds sold	65,276	138,079
Trading securities	61,679	27,551
Available-for-sale securities	215,764	252,746
Held-to-maturity securities	12,147	7,898
Mortgage loans held for portfolio	76,761	64,814
Other	311	225
Total interest income	1,064,783	1,331,352
INTEREST EXPENSE
Consolidated obligations
Bonds	557,767	934,377
Discount notes	315,092	180,870
Deposits	19,462	26,113
Mandatorily redeemable capital stock	1,270	124
Other borrowings	4	4
Total interest expense	893,595	1,141,488
NET INTEREST INCOME	171,188	189,864
Provision for credit losses	125	2,164

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	171,063	187,700

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(9,736)	12,524
Net gains (losses) on derivatives and hedging activities	5,066	(4,267)
Net losses on other assets carried at fair value	(860)	(651)
Letter of credit fees	5,898	5,946
Other, net	1,401	1,151
Total other income	1,769	14,703
OTHER EXPENSE
Compensation and benefits	17,078	16,247
Other operating expenses	12,766	11,784
Finance Agency	1,950	2,856
Office of Finance	1,620	1,742
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	3,693	2,134
Derivative clearing fees	165	266
Total other expense	37,272	35,029
INCOME BEFORE ASSESSMENTS	135,560	167,374
Affordable Housing Program assessment	13,683	16,750
NET INCOME	$121,877	$150,624
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
NET INCOME	$121,877	$150,624
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(28)	120
Unrealized gains (losses) on cash flow hedges	4,358	(7,746)
Reclassification adjustment for gains on cash flow hedges included in net income	(3,395)	(5,732)
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	—	(15)
Amortization of net actuarial gain included in net periodic benefit cost/credit	(27)	(32)
Actuarial gain (loss)	36	(147)
Total other comprehensive income (loss)	944	(13,552)
TOTAL COMPREHENSIVE INCOME	$122,821	$137,072

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2026	12,637	$1,263,685	20,747	$2,074,674	$2,460,107	$766,937	$3,227,044	$204,468	$6,769,871
Net transfers of shares between Class B-1 and Class B-2 Stock	8,919	891,937	(8,919)	(891,937)	—	—	—	—	—
Proceeds from sale of capital stock	—	32	5,396	539,682	—	—	—	—	539,714
Repurchase/redemption of capital stock	(9,064)	(906,366)	—	—	—	—	—	—	(906,366)
Shares reclassified to mandatorily redeemable capital stock	(2,573)	(257,373)	—	—	—	—	—	—	(257,373)
Comprehensive income	—	—	—	—	97,502	24,375	121,877	944	122,821
Dividends on capital stock (a)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(3,195)	—	(3,195)	—	(3,195)
Stock	384	38,406	—	—	(38,406)	—	(38,406)	—	—

BALANCE, MARCH 31, 2026	10,303	$1,030,321	17,224	$1,722,419	$2,515,944	$791,312	$3,307,256	$205,412	$6,265,408

BALANCE, JANUARY 1, 2025	14,234	$1,423,387	27,447	$2,744,656	$2,198,522	$650,426	$2,848,948	$178,670	$7,195,661
Net transfers of shares between Class B-1 and Class B-2 Stock	8,375	837,485	(8,375)	(837,485)	—	—	—	—	—
Proceeds from sale of capital stock	—	148	5,147	514,737	—	—	—	—	514,885
Repurchase/redemption of capital stock	(10,917)	(1,091,712)	—	—	—	—	—	—	(1,091,712)
Shares reclassified to mandatorily redeemable capital stock	(118)	(11,825)	—	—	—	—	—	—	(11,825)
Comprehensive income (loss)	—	—	—	—	120,499	30,125	150,624	(13,552)	137,072
Dividends on capital stock (b)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Mandatorily redeemable capital stock	—	—	—	—	(144)	—	(144)	—	(144)
Stock	582	58,153	—	—	(58,153)	—	(58,153)	—	—

BALANCE, MARCH 31, 2025	12,156	$1,215,636	24,219	$2,421,908	$2,260,659	$680,551	$2,941,210	$165,118	$6,743,872

(a) Dividends were paid at annualized rates of 4.09 percent and 5.09 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2026.
(b) Dividends were paid at annualized rates of 4.78 percent and 5.78 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2025.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$121,877	$150,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(106,215)	(90,206)
Concessions on consolidated obligations	1,754	927
Premises, equipment and computer software costs	791	715
Non-cash interest on mandatorily redeemable capital stock	107	3
Provision for credit losses	125	2,164
Net losses on other assets carried at fair value	860	651
Net losses (gains) on trading securities	9,736	(12,524)
Net change in derivative and hedging activities	20,328	(213,425)
Decrease in accrued interest receivable	14,498	37,051
Decrease (increase) in other assets	1,296	(9,425)
Increase (decrease) in Affordable Housing Program (AHP) liability	(30)	3,352
Increase (decrease) in accrued interest payable	39,126	(140,950)
Decrease in other liabilities	(9,567)	(8,646)
Total adjustments	(27,191)	(430,313)
Net cash provided by (used in) operating activities	94,686	(279,689)

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(165,201)	(83,257)
Net decrease in securities purchased under agreements to resell	8,900,000	11,150,000
Net increase in federal funds sold	(1,621,000)	(105,000)
Purchases of trading securities	(5,605,422)	(232,050)
Proceeds from maturities of trading securities	2,100,000	—
Proceeds from sales of trading securities	997,021	650,585
Purchases of available-for-sale securities	(821,174)	—
Principal collected on available-for-sale securities	320,844	223,637
Purchases of held-to-maturity securities	—	(966,868)
Principal collected on held-to-maturity securities	62,950	16,095
Net decrease in advances	6,534,709	8,126,985
Purchases of mortgage loans held for portfolio	(358,429)	(228,940)
Principal collected on mortgage loans held for portfolio	181,386	106,092
Purchases of premises, equipment and computer software	(1,164)	(2,324)
Net cash provided by investing activities	10,524,520	18,654,955

	For the Three Months Ended
	March 31,
	2026	2025
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	368,457	33,033
Net receipts (payments) on derivative contracts with financing elements	3,888	(4,575)
Net proceeds from issuance of consolidated obligations
Discount notes	21,043,756	9,295,134
Bonds	24,628,926	21,771,907
Debt issuance costs	(1,514)	(827)
Payments for maturing and retiring consolidated obligations
Discount notes	(33,835,596)	(15,707,796)
Bonds	(22,309,400)	(33,163,505)
Proceeds from issuance of capital stock	539,714	514,885
Payments for redemption of mandatorily redeemable capital stock	(166,979)	(4,852)
Payments for repurchase/redemption of capital stock	(906,366)	(1,091,712)
Cash dividends paid	(64)	(65)
Net cash used in financing activities	(10,635,178)	(18,358,373)

Net increase (decrease) in cash and cash equivalents	(15,972)	16,893
Cash and cash equivalents at beginning of the period	39,430	14,945
Cash and cash equivalents at end of the period	$23,458	$31,838

Supplemental Disclosures:
Interest paid	$969,378	$1,324,558
AHP payments, net	$14,051	$13,765
Stock dividends issued	$38,406	$58,153
Dividends paid through issuance of mandatorily redeemable capital stock	$3,195	$144
Net capital stock reclassified to mandatorily redeemable capital stock	$257,373	$11,825

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2025. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 20, 2026 (the “2025 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2025 10-K.
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

Note 3—Trading Securities
Trading securities as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
U.S Treasury Notes	$3,408,450	$3,514,824
U.S. Treasury Bills	2,637,151	—
Total	$6,045,601	$3,514,824
Net gains (losses) on trading securities during the three months ended March 31, 2026 and 2025 included changes in net unrealized holding gains (losses) of $(10,191,000) and $12,455,000 for securities that were held on March 31, 2026 and 2025, respectively.

Note 4—Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2026 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE debentures	$1,404,032	$6,489	$—	$1,410,521
GSE commercial MBS	17,341,680	180,052	3,422	17,518,310
Total	$18,745,712	$186,541	$3,422	$18,928,831

Available-for-sale securities as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE debentures	$1,489,642	$9,189	$—	$1,498,831
GSE commercial MBS	17,635,403	176,702	2,744	17,809,361
Total	$19,125,045	$185,891	$2,744	$19,308,192

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $71,114,000 and $66,897,000 at March 31, 2026 and December 31, 2025, respectively. Included in the balance as of December 31, 2025 are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of that date. The aggregate amount due of $818,975,000 is included in other liabilities on the statement of condition at December 31, 2025.

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses (all of which were GSE CMBS) as of March 31, 2026 and December 31, 2025. The unrealized losses are aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2026	$673,894	$1,400	$127,776	$2,022	$801,670	$3,422

December 31, 2025	$207,012	$636	$88,049	$2,108	$295,061	$2,744

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2026 and December 31, 2025 are presented below (in thousands).

	March 31, 2026		December 31, 2025
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,113,659	$1,115,739	$1,035,186	$1,037,965
Due after one year through five years	290,373	294,782	440,776	446,564
Due after five years through ten years	—	—	13,680	14,302
	1,404,032	1,410,521	1,489,642	1,498,831
GSE CMBS	17,341,680	17,518,310	17,635,403	17,809,361
Total	$18,745,712	$18,928,831	$19,125,045	$19,308,192
Interest Rate Payment Terms. At March 31, 2026 and December 31, 2025, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the three months ended March 31, 2026 or 2025.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2026 and December 31, 2025, all of which were GSE residential MBS, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026	$985,529	$5,931	$1,812	$989,648
December 31, 2025	$1,048,479	$2,334	$2,181	$1,048,632

In the table above, amortized cost includes net purchase discounts of $909,000 at both March 31, 2026 and December 31, 2025. Amortized cost excludes accrued interest of $851,000 and $948,000 at March 31, 2026 and December 31, 2025, respectively.
Interest Rate Payment Terms. At March 31, 2026 and December 31, 2025, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2025 or the three months ended March 31, 2026.
Sales of Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2026 or 2025.

Note 6—Advances
     Redemption Terms. At both March 31, 2026 and December 31, 2025, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 6.46 percent, as summarized below (dollars in thousands).

	March 31, 2026		December 31, 2025
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$576	3.72%
Due in one year or less	24,157,589	3.79	22,406,895	3.95
Due after one year through two years	11,715,991	3.75	15,634,197	3.63
Due after two years through three years	2,431,500	4.07	6,251,402	4.10
Due after three years through four years	1,424,965	3.85	1,514,170	4.17
Due after four years through five years	1,068,170	3.84	1,182,382	3.92
Due after five years through fifteen years	3,495,624	3.32	3,837,323	3.27
Due after fifteen years	11,717	3.39	13,320	3.47
Total par value	44,305,556	3.76%	50,840,265	3.83%
Deferred net prepayment fees	(1,858)		(2,329)
Hedging adjustments	(88,651)		(17,830)
Total	$44,215,047		$50,820,106
Advances presented in the table above exclude accrued interest of $114,257,000 and $137,161,000 at March 31, 2026 and December 31, 2025, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At March 31, 2026 and December 31, 2025, the Bank had aggregate prepayable and callable advances totaling $6,140,342,000 and $6,096,106,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at March 31, 2026 and December 31, 2025, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Overdrawn demand deposit accounts	$—	$576
Due in one year or less	29,924,669	27,816,468
Due after one year through two years	7,992,711	14,913,344
Due after two years through three years	2,163,839	2,784,132
Due after three years through four years	373,338	1,105,609
Due after four years through five years	376,984	405,723
Due after five years	3,474,015	3,814,413
Total par value	$44,305,556	$50,840,265

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2026 and December 31, 2025, the Bank had putable advances outstanding totaling $4,278,750,000 and $4,798,750,000, respectively.

The following table summarizes advances outstanding at March 31, 2026 and December 31, 2025, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2026	December 31, 2025
Overdrawn demand deposit accounts	$—	$576
Due in one year or less	27,603,839	26,173,145
Due after one year through two years	11,669,324	15,542,530
Due after two years through three years	1,970,334	5,850,235
Due after three years through four years	1,755,298	1,834,504
Due after four years through five years	1,006,420	1,120,631
Due after five years	300,341	318,644
Total par value	$44,305,556	$50,840,265

Credit Concentrations. At March 31, 2026, advances outstanding to the Bank's largest borrower, USAA Federal Savings Bank, totaled $6,000,000,000, which represented approximately 13.5 percent of total advances outstanding at that date. In addition, at March 31, 2026, advances outstanding to the Bank's second largest borrower, American General Life Insurance Company ("AIG"), totaled $4,422,993,000. The Variable Annuity Life Insurance Company, an affiliate of AIG, had outstanding advances of $909,000,000 at March 31, 2026. In aggregate, advances outstanding to AIG and its affiliate represented approximately 12.0 percent of total advances outstanding at March 31, 2026. Other than these borrowers, no borrower (or group of affiliated borrowers) represented greater than 10 percent of outstanding advances at March 31, 2026.

Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Fixed-rate
Due in one year or less	$23,264,018	$21,567,253
Due after one year	14,438,717	23,081,545
Total fixed-rate	37,702,735	44,648,798
Variable-rate
Due in one year or less	893,571	840,218
Due after one year	5,709,250	5,351,249
Total variable-rate	6,602,821	6,191,467
Total par value	$44,305,556	$50,840,265
At March 31, 2026 and December 31, 2025, 63 percent and 66 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. During the three months ended March 31, 2026 and 2025, gross advance prepayment fees received from members/borrowers were $7,237,000, and $328,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the three months ended March 31, 2026 and 2025.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2026 and December 31, 2025 for mortgage loans held for portfolio (in thousands):

	March 31, 2026	December 31, 2025
Fixed-rate medium-term* single-family mortgages	$103,320	$100,924
Fixed-rate long-term single-family mortgages	6,548,542	6,382,655
Premiums	92,867	90,276
Discounts	(16,774)	(16,979)
Deferred net derivative gains associated with mortgage delivery commitments	6,005	6,809
Total mortgage loans held for portfolio	6,733,960	6,563,685
Less: allowance for credit losses on mortgage loans	(8,673)	(8,554)
Total mortgage loans held for portfolio, net of allowance for credit losses	$6,725,287	$6,555,131
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $49,010,000 and $47,924,000 at March 31, 2026 and December 31, 2025, respectively.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2026 and December 31, 2025 was comprised of conventional loans totaling $6,648,581,000 and $6,480,029,000, respectively, and government-guaranteed/insured loans totaling $3,281,000 and $3,550,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Advances	$114,257	$137,161
Investment securities
Trading	29,239	25,563
Available-for-sale	71,114	66,897
Held-to-maturity	851	948
Mortgage loans held for portfolio	49,010	47,924
Interest-bearing deposits	6,504	5,889
Securities purchased under agreements to resell	790	1,710
Federal funds sold	912	749
Other	242	241
Total	$272,919	$287,082

Note 9—Allowance for Credit Losses
As of the balance sheet date, an allowance for credit losses is separately established, if necessary, for each of the Bank’s financial instruments carried at amortized cost, its available-for-sale securities and its off-balance sheet credit exposures. Expected credit losses on these financial instruments are recorded through an allowance for credit losses.
Short-Term Investments. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell as of March 31, 2026 (all of which were overnight investments) were subsequently repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at March 31, 2026.
Long-Term Investments. At March 31, 2026, the gross unrealized losses on the Bank’s available-for-sale securities and held-to-maturity securities were $3,422,000 and $1,812,000, respectively, all of which related to securities that are issued and guaranteed by GSEs.

As of March 31, 2026, the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated Aa by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through March 31, 2026, the Bank has not experienced any defaults on its GSE RMBS and it has experienced only a limited number of defaults on its GSE CMBS. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the infrequent circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE MBS investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at March 31, 2026.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby the Bank agrees to serve as a standby liquidity provider. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. The agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at March 31, 2026.
Financing Receivables. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other secured extensions of credit to members/borrowers, collectively referred to as “secured extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio and (4) unsecured loans to members under voluntary community investment programs.
Advances and Other Secured Extensions of Credit to Members. On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2026.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At March 31, 2026, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2026, the Bank did not have any advances that were past due or on nonaccrual status.
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
Mortgage Loans — Government-guaranteed or Government-insured. Any losses from government-guaranteed or government-insured loans are expected to be recovered from the Federal Housing Administration or the Department of Veterans Affairs. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
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

At March 31, 2026 and December 31, 2025, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $7,604,000 and $7,119,000, respectively.
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the three months ended March 31, 2026 and 2025, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026
	Conventional Loans Originated Prior to 2022	Conventional Loans Originated in 2022-2026	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$39,912	$46,499	$86,411	$122	$86,533
60-89 days delinquent	10,057	12,755	22,812	53	22,865
90 days or more delinquent	12,091	25,088	37,179	28	37,207
Total past due	62,060	84,342	146,402	203	146,605
Total current loans	2,211,554	4,372,714	6,584,268	3,087	6,587,355
Total mortgage loans	$2,273,614	$4,457,056	$6,730,670	$3,290	$6,733,960

	December 31, 2025
	Conventional Loans Originated Prior to 2021	Conventional Loans Originated in 2021-2025	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$21,469	$57,423	$78,892	$189	$79,081
60-89 days delinquent	6,327	17,258	23,585	21	23,606
90 days or more delinquent	9,176	23,724	32,900	—	32,900
Total past due	36,972	98,405	135,377	210	135,587
Total current loans	1,324,751	5,099,998	6,424,749	3,349	6,428,098
Total mortgage loans	$1,361,723	$5,198,403	$6,560,126	$3,559	$6,563,685
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026			December 31, 2025
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$4,124	$—	$4,124	$2,161	$—	$2,161
Serious delinquency rate (2)	0.6%	—%	0.6%	0.5%	—%	0.5%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—	$—	$—	$—
Nonaccrual loans (4)	$52,141	$—	$52,141	$43,692	$—	$43,692
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
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at March 31, 2026 or December 31, 2025.
At March 31, 2026 and December 31, 2025, the Bank’s other assets included $8,497,000 and $4,582,000 of real estate owned.

The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At March 31, 2026, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at March 31, 2026 was $8,673,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$8,554	$7,187
Provision for credit losses	119	403
Balance, end of period	$8,673	$7,590
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses by way of unsecured loans to participating member institutions. As of March 31, 2026 and December 31, 2025, SBB loans outstanding totaled $16,017,000 and $16,022,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on SBB loans during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$2,094	$1,795
Charge-offs	(7)	(57)
Provision for credit losses	6	64
Balance, end of period	$2,093	$1,802
In late 2024 and the first half of 2025, the Bank originated loans under the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”), which was developed to provide long-term, unsecured loans to non-depository Community Development Financial Institution members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. As of both March 31, 2026 and December 31, 2025, CANOPY loans outstanding totaled $36,554,000. CANOPY loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on CANOPY loans during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$5,849	$2,312
Provision for credit losses	—	1,697
Balance, end of period	$5,849	$4,009

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were approximately $1.204 trillion and $1.152 trillion at March 31, 2026 and December 31, 2025, respectively. The Bank was the primary obligor on $88.2 billion and $98.8 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2026 and December 31, 2025 (in thousands, at par value).

	March 31, 2026	December 31, 2025
Fixed-rate	$34,210,075	$31,954,475
Variable-rate SOFR-indexed	22,748,500	21,849,500
Step-up	3,687,000	4,522,000
Step-down	15,000	15,000
Total par value	$60,660,575	$58,340,975

At both March 31, 2026 and December 31, 2025, 86 percent of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2026 and December 31, 2025, by contractual maturity (dollars in thousands):

	March 31, 2026		December 31, 2025
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$42,331,810	3.25%	$38,701,685	3.11%
Due after one year through two years	5,926,050	3.29	7,329,730	2.57
Due after two years through three years	2,224,585	3.27	2,339,430	3.20
Due after three years through four years	2,038,130	3.88	2,484,130	3.94
Due after four years through five years	1,879,000	3.51	1,486,000	4.05
Due after five years	6,261,000	3.85	6,000,000	3.60
Total par value	60,660,575	3.34%	58,340,975	3.15%

Premiums	7,247		8,517
Discounts	(1,141)		(1,278)
Debt issuance costs	(2,795)		(3,036)
Hedging adjustments	(473,025)		(459,622)
Total	$60,190,861		$57,885,556

At March 31, 2026 and December 31, 2025, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2026	December 31, 2025
Non-callable bonds	$31,940,075	$31,777,075
Callable bonds	28,720,500	26,563,900
Total par value	$60,660,575	$58,340,975

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2026 and December 31, 2025, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Due in one year or less	$55,011,810	$52,120,085
Due after one year through two years	3,039,050	3,773,330
Due after two years through three years	1,622,585	1,464,430
Due after three years through four years	726,130	777,130
Due after four years through five years	216,000	161,000
Due after five years	45,000	45,000
Total par value	$60,660,575	$58,340,975

     Discount Notes. At March 31, 2026 and December 31, 2025, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2026	$27,317,808	$27,491,162	3.56%

December 31, 2025	$40,185,289	$40,436,121	3.72%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$222,138	$198,801
AHP assessment	13,683	16,750
Voluntary AHP contributions	338	367
Grants funded, net of recaptured amounts	(14,051)	(13,765)
Balance, end of period	$222,108	$202,153
Voluntary AHP contributions are recorded in voluntary grants, subsidies, donations and Affordable Housing Program contributions on the statement of income.

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2026 or December 31, 2025.

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2026 and December 31, 2025 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2026

Assets

Derivatives
Bilateral derivatives	$400,797	$(392,883)	$7,914	$(35)	(2)	$7,879
Cleared derivatives	1,549	(1,549)	—	—		—
Total derivatives	402,346	(394,432)	7,914	(35)		7,879
Securities purchased under agreements to resell	7,750,000	—	7,750,000	(7,750,000)		—
Total assets	$8,152,346	$(394,432)	$7,757,914	$(7,750,035)		$7,879

Liabilities

Derivatives
Bilateral derivatives	$571,967	$(545,966)	$26,001	$(24,212)	(2)	$1,789
Cleared derivatives	8,236	(1,524)	6,712	(6,712)	(3)	—
Total liabilities	$580,203	$(547,490)	$32,713	$(30,924)		$1,789

December 31, 2025

Assets

Derivatives
Bilateral derivatives	$336,120	$(308,416)	$27,704	$(25,474)	(2)	$2,230
Cleared derivatives	12,765	(2,571)	10,194	—		10,194
Total derivatives	348,885	(310,987)	37,898	(25,474)		12,424
Securities purchased under agreements to resell	16,650,000	—	16,650,000	(16,650,000)		—
Total assets	$16,998,885	$(310,987)	$16,687,898	$(16,675,474)		$12,424

Liabilities

Derivatives
Bilateral derivatives	$619,307	$(615,018)	$4,289	$—	(2)	$4,289
Cleared derivatives	2,588	(2,522)	66	(66)	(3)	—
Total liabilities	$621,895	$(617,540)	$4,355	$(66)		$4,289
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At March 31, 2026 and December 31, 2025, the Bank had pledged excess non-cash collateral with fair values of $116,810,000 and $171,809,000, respectively, and the Bank had received excess non-cash collateral with fair values of $129,990,000 and $138,604,000, respectively, from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $200,228,000 and $303,499,000 at March 31, 2026 and December 31, 2025, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. As further discussed in the 2025 10-K, the Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates.
The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026			December 31, 2025
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$23,812,750	$30,653	$29,056	$28,564,835	$34,801	$31,802
Available-for-sale securities (1)	18,991,520	181,682	65,264	19,288,313	153,747	88,347
Consolidated obligation bonds (1)	32,602,500	80,561	484,468	31,257,900	75,150	499,337
Consolidated obligation discount notes (2)	766,000	11	396	966,000	651	—
Total derivatives designated as hedging instruments	76,172,770	292,907	579,184	80,077,048	264,349	619,486
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	—	—	—	850,000	2	—
Available-for-sale securities	49,382	3	10	653,337	1	33
Mortgage loans held for portfolio	713,465	2,464	513	713,465	3,387	92
Consolidated obligation bonds	116,445	83	—	106,445	519	35
Consolidated obligation discount notes	16,751,000	89	19	28,021,000	65	515
Trading securities	4,696,050	2	311	3,196,050	469	—
Counterparty exposure	10,000,000	106,385	—	10,000,000	79,726	1,568
Intermediary transactions	6,186	35	32	18,558	60	56
Other	200,000	43	8	400,000	—	109
Interest rate swaptions
Available-for-sale securities	1,150,000	335	—	1,150,000	307	—
Mortgage delivery commitments	18,078	—	126	25,952	—	1
Total derivatives not designated as hedging instruments	33,700,606	109,439	1,019	45,134,807	84,536	2,409
Total derivatives before collateral and netting adjustments	$109,873,376	402,346	580,203	$125,211,855	348,885	621,895

Cash collateral and related accrued interest		(77,657)	(230,739)		(9,797)	(316,400)
Cash received or remitted in excess of variation margin requirements		—	24		(48)	2
Netting adjustments		(316,775)	(316,775)		(301,142)	(301,142)
Total collateral and netting adjustments (3)		(394,432)	(547,490)		(310,987)	(617,540)
Net derivative balances reported in statements of condition		$7,914	$32,713		$37,898	$4,355
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three months ended March 31, 2026 and 2025 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended March 31, 2026

Total amount of the financial statement line item	$530,708	$215,764	$(557,767)	$(315,092)	$944

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$96,130	$93,657	$(82,786)	$—	$—
Hedged items	(66,509)	(60,613)	13,403	—	—
Net gains (losses) on fair value hedging relationships	$29,621	$33,044	$(69,383)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$3,395	$(3,395)
Recognized in OCI	—	—	—	—	4,358
Net gains on cash flow hedging relationships	$—	$—	$—	$3,395	$963

Three Months Ended March 31, 2025

Total amount of the financial statement line item	$768,217	$252,746	$(934,377)	$(180,870)	$(13,552)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(124,786)	$(238,429)	$125,546	$—	$—
Hedged items	191,790	312,607	(257,878)	—	—
Net gains (losses) on fair value hedging relationships	$67,004	$74,178	$(132,332)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$5,732	$(5,732)
Recognized in OCI	—	—	—	—	(7,746)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$5,732	$(13,478)

For the three months ended March 31, 2026 and 2025, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2026, $9,445,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.8 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of March 31, 2026 and December 31, 2025 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
March 31, 2026
Advances	$23,779,593	$(88,353)	$(298)	$(88,651)
Available-for-sale securities	18,745,712	(270,970)	(6,767)	(277,737)
Consolidated obligation bonds	(32,226,490)	473,072	(47)	473,025

December 31, 2025
Advances	$28,592,914	$(17,351)	$(479)	$(17,830)
Available-for-sale securities	19,125,045	(210,472)	(7,822)	(218,294)
Consolidated obligation bonds	(30,995,980)	460,026	(404)	459,622
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three months ended March 31, 2026 and 2025 (in thousands).

	Gain (Loss) Recognized in
	Other Income (Loss) for the
	Three Months Ended March 31,
	2026	2025
Derivatives not designated as hedging instruments
Interest rate swaps	$(676)	$(8,969)
Net interest income on interest rate swaps	5,884	3,112
Interest rate swaptions	28	(1,349)
Mortgage delivery commitments	(671)	850
Total net gains (losses) related to derivatives not designated as hedging instruments	4,565	(6,356)
Price alignment amount on variation margin for daily settled derivative contracts(1)	501	2,089
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$5,066	$(4,267)
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 50 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of March 31, 2026, the notional balance of cleared transactions outstanding totaled $54.39 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of March 31, 2026, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties (including mortgage delivery commitments) totaled $55.46 billion and $0.02 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

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

Note 14—Capital
At all times during the three months ended March 31, 2026, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,237,030	$6,161,658	$1,230,921	$6,573,370
Total capital	$3,882,883	$6,161,658	$4,340,481	$6,573,370
Total capital-to-assets ratio	4.00%	6.35%	4.00%	6.06%
Leverage capital	$4,853,603	$9,242,487	$5,425,601	$9,860,055
Leverage capital-to-assets ratio	5.00%	9.52%	5.00%	9.09%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the three months ended March 31, 2026.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2025, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is 4.1 percent of outstanding advances and 0.1 percent of outstanding letters of credit, except as described below.
As more fully described in the 2025 10-K (specifically, Note 15 to the audited financial statements on page F-39 of that report), the Bank previously offered two reduced stock advance programs wherein, for each program, the activity-based stock investment requirement was reduced from 4.1 percent to 2.0 percent for certain advances that were funded during specified periods. At March 31, 2026, the remaining balance of advances funded under these programs totaled $1,736,551,000.
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2026, surplus stock was defined as the amount of stock held by a member shareholder in excess of 110 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 23, 2026, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less or (2) the shareholder was on restricted collateral status (subject to certain restrictions). On March 23, 2026, the Bank repurchased surplus stock totaling $461,181,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 23, 2026, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $47,284,000.

Note 15—Estimated Fair Values
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2026 and December 31, 2025. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2026 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$23,458	$23,458	$23,458	$—	$—	$—
Interest-bearing deposits	2,969,530	2,969,530	—	2,969,530	—	—
Securities purchased under agreements to resell	7,750,000	7,750,000	—	7,750,000	—	—
Federal funds sold	9,030,000	9,030,000	—	9,030,000	—	—
Trading securities (1)	6,045,601	6,045,601	—	6,045,601	—	—
Available-for-sale securities (1)	18,928,831	18,928,831	—	18,928,831	—	—
Held-to-maturity securities	985,529	989,648	—	989,648	—	—
Advances	44,215,047	44,261,227	—	44,261,227	—	—
Mortgage loans held for portfolio, net	6,725,287	6,400,867	—	6,400,867	—	—
Accrued interest receivable	272,919	272,919	—	272,919	—	—
Derivative assets (1)	7,914	7,914	—	402,346	—	(394,432)
Other assets held at fair value (1)	25,817	25,817	25,817	—	—	—
Unsecured loans to members included in other assets	44,629	44,629	—	—	44,629	—

Liabilities:
Deposits	2,490,119	2,490,036	—	2,490,036	—	—
Consolidated obligations
Discount notes	27,317,808	27,310,125	—	27,310,125	—	—
Bonds	60,190,861	59,939,359	—	59,939,359	—	—
Mandatorily redeemable capital stock	101,662	101,662	101,662	—	—	—
Accrued interest payable	395,385	395,385	—	395,385	—	—
Derivative liabilities (1)	32,713	32,713	—	580,203	—	(547,490)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of March 31, 2026.
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
Note 16—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2026, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.116 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2026 and December 31, 2025, the Bank had commitments to make additional advances totaling approximately $37,507,000 and $2,336,000, respectively. In addition, outstanding standby letters of credit totaled $30,853,503,000 and $33,099,489,000 at March 31, 2026 and December 31, 2025, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At both March 31, 2026 and December 31, 2025, the Bank had outstanding standby bond purchase agreements totaling $929,869,000. At March 31, 2026, standby bond purchase agreements totaling $127,801,000, $139,107,000, $329,303,000, $253,088,000 and $80,570,000 expire in 2027, 2028, 2029, 2030 and 2031, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2026.
At March 31, 2026 and December 31, 2025, the Bank had commitments to purchase conventional mortgage loans totaling $42,890,000 and $25,952,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2026 and December 31, 2025, the Bank had commitments to issue $125,000,000 and $530,000,000 (par value), respectively, of consolidated obligation bonds. In addition, at March 31, 2026 and December 31, 2025, the Bank had commitments to issue $1,362,620,000 and $1,008,320,000 (par value), of consolidated obligation discount notes, respectively.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2026 and December 31, 2025, the Bank had pledged cash collateral of $256,981,000 and $335,802,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2026 and December 31, 2025, the Bank had pledged securities with carrying values (and fair values) of $347,962,000 and $475,374,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2026 or 2025.
During both the three months ended March 31, 2026 and 2025, interest expense on borrowings from other FHLBanks totaled $1,000. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$—	$—
Borrowings from FHLBank of Indianapolis	10,000	10,000
Repayments to FHLBank of Indianapolis	(10,000)	(10,000)
Balance at March 31,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the three months ended March 31, 2026 or 2025.

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2026 and 2025 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2026
Balance at January 1, 2026	$183,147	$20,525	$796	$204,468
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(3,395)	—	(3,395)
Amortization of net actuarial gains recognized in other income (loss)	—	—	(27)	(27)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(28)	—	—	(28)
Unrealized gains on cash flow hedges	—	4,358	—	4,358
Actuarial gain	—	—	36	36
Total other comprehensive income (loss)	(28)	963	9	944
Balance at March 31, 2026	$183,119	$21,488	$805	$205,412

Three Months Ended March 31, 2025
Balance at January 1, 2025	$125,305	$52,322	$1,043	$178,670
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(5,732)	—	(5,732)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(47)	(47)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	120	—	—	120
Unrealized losses on cash flow hedges	—	(7,746)	—	(7,746)
Actuarial loss	—	—	(147)	(147)
Total other comprehensive income (loss)	120	(13,478)	(194)	(13,552)
Balance at March 31, 2025	$125,425	$38,844	$849	$165,118
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), potential impacts from tariffs imposed or proposed by the United States and/or its trading partners, credit and prepayment risks and changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political or other events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026 (the “2025 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2026, Moody’s had assigned a deposit rating of Aa1/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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

The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2026 and December 31, 2025.

MEMBERSHIP SUMMARY
	March 31, 2026	December 31, 2025
Commercial banks	507	517
Credit unions	135	136
Insurance companies	68	68
Savings institutions	48	49
CDFIs	9	9
Total members	767	779
Housing associates	8	8
Non-member borrowers	5	1
Total	780	788
Community Financial Institutions (“CFIs”) (1)	463	469
_____________________________
(1)The figures shown reflect the number of members that were CFIs as of March 31, 2026 and December 31, 2025 based upon the definitions of CFIs that applied as of those dates.
For 2026, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2025, 2024 and 2023 of less than $1.541 billion. For 2025, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2024, 2023 and 2022 of less than $1.500 billion.
Financial Market Conditions
According to the advance estimate reported by the Bureau of Economic Analysis, gross domestic product increased at an annual rate of 2.0 percent during the first quarter of 2026, after increasing at an annual rate of 0.5 percent during the fourth quarter of 2025 and increasing at an annual rate of 2.1 percent during the year ended December 31, 2025. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.3 percent at March 31, 2026, compared to 4.4 percent at December 31, 2025. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.3 percent for the 12 months ended March 31, 2026, compared to an increase of 2.7 percent for the 12 months ended December 31, 2025.
Thus far in 2026, the Federal Open Market Committee ("FOMC") has maintained its target for the federal funds rate at a range between 3.50 percent to 3.75 percent. At its April 28/29, 2026 meeting, the FOMC noted that economic activity has been expanding at a solid pace, job gains have remained low, on average, and the unemployment rate has been little changed in recent months. Inflation is elevated, in part reflecting the recent increase in global energy prices. The FOMC noted that developments in the Middle East are contributing to a high level of uncertainty about the economic outlook. The FOMC reiterated that it will carefully assess incoming data, the evolving outlook, and the balance of risks when considering future policy adjustments.

The following table presents information on various market interest rates at March 31, 2026 and December 31, 2025 and various average market interest rates for the three-month periods ended March 31, 2026 and 2025.

	Ending Rate		Average Rate
	March 31, 2026	December 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Federal Funds Target (1)	3.75%	3.75%	3.75%	4.50%
Average Effective Federal Funds Rate (2)	3.64%	3.64%	3.64%	4.33%
Overnight SOFR (3)	3.68%	3.87%	3.66%	4.33%
1-month SOFR (3)	3.65%	3.79%	3.68%	4.36%
3-month SOFR (3)	3.68%	4.01%	3.79%	4.48%
2-year SOFR (3)	3.62%	3.31%	3.41%	3.99%
5-year SOFR (3)	3.62%	3.46%	3.49%	3.95%
10-year SOFR (3)	3.87%	3.80%	3.78%	4.01%
3-month U.S. Treasury (3)	3.70%	3.67%	3.69%	4.34%
2-year U.S. Treasury (3)	3.79%	3.47%	3.58%	4.15%
5-year U.S. Treasury (3)	3.92%	3.73%	3.77%	4.25%
10-year U.S. Treasury (3)	4.30%	4.18%	4.20%	4.45%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2026 Summary
•The Bank ended the first quarter of 2026 with total assets of $97.1 billion compared with $108.5 billion at the end of 2025. The $11.4 billion decrease in total assets for the three months ended March 31, 2026 was attributable to decreases in the Bank's advances ($6.6 billion), short-term liquidity holdings ($4.5 billion) and long-term investments ($0.4 billion), partially offset by an increase in mortgage loans held for portfolio ($0.1 billion).
•Advances decreased from $50.8 billion at December 31, 2025 to $44.2 billion at March 31, 2026. For the three months ended March 31, 2026, the Bank's average advances were $53.2 billion.
•Mortgage loans held for portfolio increased from $6.6 billion at December 31, 2025 to $6.7 billion at March 31, 2026.
•The Bank’s net income for the three months ended March 31, 2026 was $121.9 million, as compared to $150.6 million during the corresponding period in 2025. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 45 of this report.
•At all times during the first three months of 2026, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $3.307 billion at March 31, 2026 from $3.227 billion at December 31, 2025. Retained earnings was 3.4 percent and 3.0 percent of total assets at March 31, 2026 and December 31, 2025, respectively.
•During the first three months of 2026, the Bank paid dividends totaling $41.7 million. The Bank’s first quarter 2026 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 0.1 percent) and 5.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2026	2025
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$44,215,047	$50,820,106	$51,163,413	$64,103,762	$59,808,271
Investments (1)	45,709,491	50,656,003	54,214,405	45,342,669	43,737,898
Mortgage loans held for portfolio	6,733,960	6,563,685	6,378,041	6,169,418	5,891,279
Allowance for credit losses on mortgage loans	8,673	8,554	7,991	7,357	7,590
Total assets	97,072,064	108,512,015	112,185,020	116,060,417	109,884,580
Consolidated obligations — discount notes	27,317,808	40,185,289	32,352,595	24,944,135	15,131,144
Consolidated obligations — bonds	60,190,861	57,885,556	67,904,709	81,266,694	85,080,418
Total consolidated obligations(2)	87,508,669	98,070,845	100,257,304	106,210,829	100,211,562
Mandatorily redeemable capital stock(3)	101,662	7,967	1,152	1,711	7,302
Capital stock — putable	2,752,740	3,338.359	3,340,830	3,850,447	3,637,544
Unrestricted retained earnings	2,515,944	2,460,107	2,407,362	2,330,584	2,260,659
Restricted retained earnings	791,312	766,937	741,694	710,350	680,551
Total retained earnings	3,307,256	3,227,044	3,149,056	3,040,934	2,941,210
Accumulated other comprehensive income	205,412	204,468	137,646	101,170	165,118
Total capital	6,265,408	6,769,871	6,627,532	6,992,551	6,743,872
Dividends paid(3)	41,665	48,228	48,596	49,272	58,362
Income statement (for the quarter)
Net interest income after provision for credit losses(4)	$171,063	$176,767	$203,687	$194,080	$187,700
Other income	1,769	16,007	15,224	13,817	14,703
Other expense
Operating expenses	29,844	28,194	30,095	28,811	28,031
Voluntary grants, subsidies, donations and AHP contributions	3,693	19,861	9,964	8,785	2,134
Other	3,735	4,470	4,719	4,741	4,864
Total other expenses	37,272	52,525	44,778	42,337	35,029
AHP assessment	13,683	14,033	17,415	16,564	16,750
Net income	121,877	126,216	156,718	148,996	150,624
Performance ratios
Net interest margin(4)(5)	0.65%	0.66%	0.73%	0.68%	0.67%
Net interest spread (4)(6)	0.40	0.37	0.42	0.40	0.38
Return on average assets	0.47	0.46	0.56	0.52	0.54
Return on average equity	7.36	7.30	8.88	8.61	8.59
Return on average capital stock (7)	15.53	14.41	16.66	15.79	15.62
Total average equity to average assets	6.39	6.35	6.26	6.02	6.27
Regulatory capital ratio(8)	6.35	6.06	5.79	5.94	5.99
Dividend payout ratio (3)(9)	34.19	38.21	31.01	33.07	38.75

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.204 trillion, $1.152 trillion, $1.184 trillion, $1.232 trillion and $1.155 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $88 billion, $99 billion, $101 billion, $107 billion and $101 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $107 thousand, $13 thousand, $82 thousand, $129 thousand and $3 thousand for the quarters ended March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $(3.4) million, $(4.2) million, $1.5 million, $(5.7) million and $(14.6) million for the quarters ended March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively. Included in the fair value hedge ineffectiveness amounts are price alignment amounts on cleared derivatives totaling $(2.5) million, $(3.2) million, $(4.5) million, $(5.5) million and $(8.9) million for the quarters ended March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 45 of this report.
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

Financial Condition
The following table provides selected period-end balances as of March 31, 2026 and December 31, 2025, as well as selected average balances for the three-month period ended March 31, 2026 and the year ended December 31, 2025. As shown in the table, the Bank’s total assets decreased by 10.5 percent between December 31, 2025 and March 31, 2026, due primarily to decreases in the Bank's advances, short-term liquidity holdings and long-term investments, partially offset by an increase in the Bank's mortgage loans held for portfolio. Total consolidated obligations decreased by $10.6 billion during the three months ended March 31, 2026 as consolidated obligation discount notes decreased by 12.9 billion and consolidated obligation bonds increased by 2.3 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2026
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2025
Advances	$44,215	$(6,605)	(13.0)%	$50,820
Short-term liquidity holdings
Interest-bearing deposits	2,970	244	9.0%	2,726
Securities purchased under agreements to resell	7,750	(8,900)	(53.5)%	16,650
Federal funds sold	9,030	1,621	21.9%	7,409
Trading securities
U.S. Treasury Bills	2,637	2,637	100.0%	—
U.S. Treasury Notes	3,408	(107)	(3.0)%	3,515
Total short-term liquidity holdings	25,795	(4,505)	(14.9)%	30,300
Long-term investments
Available-for-sale securities	18,929	(379)	(2.0)%	19,308
Held-to-maturity securities	986	(62)	(5.9)%	1,048
Total long-term investments	19,915	(441)	(2.2)%	20,356

Mortgage loans held for portfolio, net	6,725	170	2.6%	6,555
Total assets	97,072	(11,440)	(10.5)%	108,512

Consolidated obligations
Consolidated obligations — bonds	60,191	2,305	4.0%	57,886
Consolidated obligations — discount notes	27,318	(12,867)	(32.0)%	40,185
Total consolidated obligations	87,509	(10,562)	(10.8)%	98,071

Mandatorily redeemable capital stock	102	94	*	8
Capital stock	2,753	(585)	(17.5)%	3,338
Retained earnings	3,307	80	2.5%	3,227

Average advances	53,162	(10,380)	(16.3)%	63,542
Average total assets	105,085	(7,020)	(6.3)%	112,105
Average capital stock	3,182	(543)	(14.6)%	3,725
*The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $6.5 billion (13 percent) during the first three months of 2026. The decrease in advances during the first three months of 2026 was attributable in large part to reductions in advances to Huntington National Bank, formerly Cadence Bank ($2.2 billion), Charles Schwab Bank, SSB ($1.9 billion) and Fifth Third Bank, formerly Comerica Bank ($1.0 billion). While advances demand is difficult to predict, the Bank currently expects that advances will likely continue to decline during the remainder of 2026.
The following table presents advances outstanding, by type of institution, as of March 31, 2026 and December 31, 2025.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Commercial banks	$14,799	33%	$19,966	39%
Savings institutions	9,923	22	12,141	24
Insurance companies	9,612	22	9,228	18
Credit unions	7,806	18	9,388	19
Community Development Financial Institutions	33	—	32	—
Total member advances	42,173	95	50,755	100
Housing associates	93	—	85	—
Non-member borrowers	2,040	5	—	—
Total par value of advances	$44,306	100%	$50,840	100%
Total par value of advances outstanding to CFIs (1)	$3,679	8%	$4,176	8%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of March 31, 2026 and December 31, 2025 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2026, advances outstanding to the Bank’s five largest borrowers totaled $18.0 billion, representing 40.7 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2025 totaled $19.0 billion, representing 37.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2026.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2026
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
USAA Federal Savings Bank	$6,000	13.5%
American General Life Insurance Company	4,423	10.0
Beal Bank USA	3,400	7.7
Prosperity Bank	2,200	5.0
Fifth Third Bank	2,000	4.5
	$18,023	40.7%

In addition, Monet Bank (which was previously known as Beal Bank SSB and is an affiliate of Beal Bank USA) and the Variable Annuity Life Insurance Company (an affiliate of American General Life Insurance Company) had outstanding advances of $1.0 billion and $0.9 billion, respectively, as of March 31, 2026, representing 2.3 percent and 2.1 percent, respectively, of the Bank's total outstanding advances as of that date.

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
On February 2, 2026, Huntington Bancshares, Incorporated (Nasdaq: HBAN) (domiciled in the Fifth District of the FHLBank System) acquired Cadence Bank (NYSE: CADE), and dissolved Cadence Bank's Ninth District charter. The Huntington National Bank, a subsidiary of Huntington Bancshares, Incorporated, assumed Cadence Bank's advances and in so doing became a non-member borrower. On February 11, 2026, The Huntington National Bank prepaid all of the then outstanding advances ($2.2 billion).
The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2026 and December 31, 2025.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2026		December 31, 2025
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$36,867	83.2%	$43,783	86.1%
Adjustable/variable-rate indexed	6,603	14.9	6,191	12.2
Amortizing	836	1.9	866	1.7
Total par value	$44,306	100.0%	$50,840	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other secured extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2025 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2025 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for credit losses on advances.

Short-Term Liquidity Holdings
At March 31, 2026, the Bank’s short-term liquidity holdings were comprised of $9.0 billion of overnight federal funds sold, $7.8 billion of overnight reverse repurchase agreements, $3.4 billion of U.S. Treasury Notes, $3.0 billion of overnight interest-bearing deposits and $2.6 billion of U.S. Treasury Bills. At December 31, 2025, the Bank’s short-term liquidity holdings were comprised of $16.7 billion of overnight reverse repurchase agreements (of which $6.4 billion was transacted with the Federal Reserve Bank of New York), $7.4 billion of overnight federal funds sold, $3.5 billion of U.S. Treasury Notes and $2.7 billion of overnight interest-bearing deposits. All of the Bank's federal funds sold during the three months ended March 31, 2026 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of March 31, 2026, the Bank’s overnight federal funds sold consisted of $4.1 billion transacted with counterparties rated double-A and $4.9 billion transacted with counterparties rated single-A. At that same date, $0.9 of the Bank's interest-bearing deposits were held in a double-A rated bank and $2.1 billion of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount and composition of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2025 10-K. For the three months ended March 31, 2026, the Bank's core mission asset ("CMA") ratio was 67.1 percent. In comparison, the Bank's CMA ratio was 70.3 percent for the year ended December 31, 2025. The decrease in the Bank's CMA ratio was due in large part to the decrease in its average advances balance during the three months ended March 31, 2026.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2026 and December 31, 2025 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
March 31, 2026	(at amortized cost)	(at fair value)	(at carrying value)	(at fair value)
GSE debentures	$—	$1,411	$1,411	$—

MBS portfolio
GSE residential MBS	986	—	986	990
GSE commercial MBS	—	17,518	17,518	—
Total MBS	986	17,518	18,504	990
Total long-term investments	$986	$18,929	$19,915	$990

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2025	(at amortized cost)	(at fair value)	(at carrying value)	(at fair value)
GSE debentures	—	1,499	1,499	—

MBS portfolio
GSE residential MBS	1,048	—	1,048	1,049
GSE commercial MBS	—	17,809	17,809	—
Total MBS	1,048	17,809	18,857	1,049
Total long-term investments	$1,048	$19,308	$20,356	$1,049

During the three months ended March 31, 2026, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $63 million and $321 million, respectively. During the three months ended March 31, 2025, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $16 million and $224 million, respectively.
During the three months ended March 31, 2026, five GSE commercial MBS ("CMBS") with aggregate par values of $120.7 million were prepaid. Yield maintenance fees received in connection with these GSE CMBS prepayments were immaterial. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $0.5 million and were recorded as an increase in interest income on available-for-sale securities. During the three months ended March 31, 2025, four GSE commercial MBS ("CMBS") with aggregate par values of $126.5 million were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $2.8 million and were recorded as an increase in interest income on available-for-sale securities.
There were no sales of long-term investments during the three months ended March 31, 2026 or 2025.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $18.6 billion as of March 31, 2026, which represented 302 percent of its total regulatory capital at that date. The Bank did not acquire any MBS during the three months ended March 31, 2026. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired $968 million (par value) of GSE residential MBS ("RMBS"), all of which were collateralized mortgage obligations ("CMOs") designated as held-to-maturity, during the three months ended March 31, 2025. The Bank does not intend to purchase additional GSE MBS until such time that: (1) it has capacity to do so and (2) it has achieved, and is reasonably confident (at the time of purchase) that it can maintain, a CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of March 31, 2026, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 12 of this report).
As of March 31, 2026, the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated Aa1 by Moody's and AA+ by S&P.
The Bank's GSE RMBS portfolio is comprised of CMOs with variable-rate coupons ($986 million par value at March 31, 2026). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2026, one-month SOFR was 3.65 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.69 percent to 8.44 percent. The largest concentration of embedded effective caps ($982 million) was below 6.50 percent. As of March 31, 2026, one-month SOFR rates were 204 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of March 31, 2026 and December 31, 2025, mortgage loans held for portfolio (net of allowance for credit losses) were $6.7 billion and $6.6 billion, respectively, representing approximately 6.9 percent and 6.0 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs").
During the three months ended March 31, 2026 and 2025, the Bank acquired mortgage loans totaling $358 million ($353 million unpaid principal balance) and $229 million ($225 million unpaid principal balance), respectively. During the three months ended March 31, 2026, mortgage loan prepayments totaled $130 million, compared to $61 million during the three months ended March 31, 2025.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, and to share in the risk of loss on MPF loans. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $732,000 and $664,000 during the three months ended March 31, 2026 and 2025, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $8,673,000 and $8,554,000 at March 31, 2026 and December 31, 2025, respectively.
As more fully discussed in the 2025 10-K, the Bank is subject to two annual housing goals relating to its purchases of mortgage loans. First, at least 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. Second, at least 50 percent of the Bank's members that are selling mortgage loans to the Bank in a calendar year must be small members. During the first three months of 2026, approximately 24 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and approximately 51 percent of members that sold mortgage loans to the Bank were small members.

Consolidated Obligations and Deposits
During the three months ended March 31, 2026, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $2.3 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $12.9 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2026 and December 31, 2025.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2026		December 31, 2025
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$25,963	42.8%	$23,387	40.1%
Non-callable	8,247	13.6	8,568	14.7
Variable-rate SOFR-indexed
Non-callable	21,999	36.3	21,099	36.2
Callable	750	1.2	750	1.3
Step-up
Callable	1,992	3.3	2,412	4.1
Non-callable	1,695	2.8	2,110	3.6
Callable step-down	15	—	15	—
Total par value	$60,661	100.0%	$58,341	100.0%
During the first three months of 2026, the Bank issued $24.6 billion of consolidated obligation bonds and approximately $20.2 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing and called consolidated obligations. At March 31, 2026 and December 31, 2025, discount notes comprised approximately 31 percent and 41 percent, respectively, of the Bank's total consolidated obligations. During the three months ended March 31, 2026, the Bank's bond issuance (based on trade date and par value) consisted of approximately $10.4 billion of swapped fixed-rate callable bonds (including step-up bonds), $13.8 billion of SOFR-indexed bonds and $0.1 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped).
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR minus 1 basis point during the three months ended March 31, 2026, compared to SOFR minus 2 basis points during the three months ended March 31, 2025.
Demand and term deposits were approximately $2.5 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.8 billion and $3.3 billion at March 31, 2026 and December 31, 2025, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $3.2 billion and $3.7 billion for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
Mandatorily redeemable capital stock outstanding at March 31, 2026 and December 31, 2025 was $101.7 million and $8.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2026 and December 31, 2025, the Bank’s five largest shareholders collectively held $858.6 million and $898.5 million, respectively, of capital stock, which represented 30.1 percent and 26.9 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2026.

FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2026
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
USAA Federal Savings Bank	$281,938	9.9%
American General Life Insurance Company	222,394	7.8
Beal Bank USA	124,886	4.4
Randolph-Brooks Federal Credit Union	121,932	4.2
Prosperity Bank	107,477	3.8
	$858,627	30.1%
As of March 31, 2026, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Six affiliates of USAA Federal Savings Bank held a combined total of $31,184,000 of the Bank's capital stock as of March 31, 2026. In addition, as of that date, the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $49,345,000 of the Bank's capital stock. Further, Monet Bank (which was previously known as Beal Bank SSB), an affiliate of Beal Bank USA, held $43,648,000 of the Bank's capital stock. In aggregate, USAA-affiliated institutions, institutions affiliated with American General Life Insurance Company and institutions affiliated with Beal Bank USA held $313,122,000, $271,739,000 and $168,534,000, respectively, of the Bank's capital stock as of March 31, 2026, representing 11.0 percent, 9.5 percent and 5.9 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2026 and December 31, 2025.

CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2026		December 31, 2025
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,125	39%	$1,399	42%
Credit unions	597	21	812	25
Insurance companies	556	19	545	16
Savings institutions	473	18	580	17
Community Development Financial Institutions	2	—	2	—
Total capital stock classified as capital	2,753	97	3,338	100
Mandatorily redeemable capital stock	102	3	8	—
Total regulatory capital stock	$2,855	100%	$3,346	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the three months ended March 31, 2026, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
As more fully described in the 2025 10-K (specifically, Note 15 to the audited financial statements on page F-39 of that report), the Bank previously offered two reduced stock advance programs wherein, for each program, the activity-based stock investment requirement was reduced from 4.1 percent to 2.0 percent for certain advances that were funded during specified periods. At March 31, 2026, the remaining balance of advances funded under these programs totaled $1.7 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2026, surplus stock was defined as the amount of stock held by a shareholder in excess of 110 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 23, 2026, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less or (2) the shareholder was on restricted collateral status (subject to certain exceptions). On March 23, 2026, the Bank repurchased surplus stock totaling $461.2 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 23, 2026, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $47.3 million.
At March 31, 2026, the Bank’s excess stock totaled $0.5 billion, which represented 0.55 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2026, the Bank’s retained earnings increased by $80 million, from $3.227 billion at December 31, 2025 to $3.307 billion at March 31, 2026. During this same period, the Bank paid dividends on capital stock totaling $41.7 million, which represented a weighted average annualized dividend rate of 4.756 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 0.1 percent) and 5.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 1.1 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2025 through December 31, 2025, were paid on March 24, 2026.

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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2025 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2026, the Bank’s total risk-based capital requirement was $1.237 billion, comprised of credit risk, market risk and operations risk capital requirements of $424 million, $528 million and $285 million, respectively, and its permanent capital was $6.162 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2026 or December 31, 2025. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the three months ended March 31, 2026, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2026, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 6.35 percent and 9.52 percent, respectively. The Bank's capital stock-to-assets ratio was 2.96 percent for the month ended March 31, 2026. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2026 and December 31, 2025, see “Item 1. Financial Statements” (specifically, Note 14 on page 22 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 19 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2026 and December 31, 2025.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2026
Advances	$21,006	$2,807	$—	$—	$23,813
Investments	—	18,992	—	5,895	24,887
Mortgage loans held for portfolio	—	—	—	731	731
Consolidated obligation bonds	—	32,603	—	116	32,719
Consolidated obligation discount notes	—	—	766	16,751	17,517
Intermediary positions	—	—	—	6	6
Counterparty exposures	—	—	—	10,000	10,000
Other	—	—	—	200	200
Total notional balance	$21,006	$54,402	$766	$33,699	$109,873
December 31, 2025
Advances	$25,703	$2,862	$—	$850	$29,415
Investments	—	19,288	—	5,000	24,288
Mortgage loans held for portfolio	—	—	—	739	739
Consolidated obligation bonds	—	31,258	—	106	31,364
Consolidated obligation discount notes	—	—	966	28,021	28,987
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	10,000	10,000
Other	—	—	—	400	400
Total notional balance	$25,703	$53,408	$966	$45,135	$125,212
Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2026, the Bank had cleared trades outstanding with notional amounts totaling $54.4 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2026, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $55.5 billion.
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
As of March 31, 2026, cash collateral totaling $257 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value (and fair value) of $141 million to four bilateral derivative counterparties to meet its initial margin requirements. Further, as of March 31, 2026, the Bank had pledged $207 million (carrying value and fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of March 31, 2026, the Bank had received $244 million in cash variation margin to settle its cleared derivatives with its clearinghouse counterparties.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2026.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$615.0	$4.3	$(3.7)	$—	$0.6
Liability positions with credit exposure
Double-A	1	524.0	(37.3)	38.1	—	0.8
Single-A	9	24,225.2	(152.7)	152.4	7.0	6.7
Triple-B	1	2,440.0	(59.1)	60.4	—	1.3
Cleared derivatives (3)	—	54,389.3	(6.7)	—	206.9	200.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	13	82,193.5	(251.5)	247.2	213.9	209.6
Asset positions without credit exposure (4)	4	27,033.0	81.3	(101.0)	4.0	—
Liability positions without credit exposure	2	625.7	(7.5)	6.8	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	6	27,658.7	73.8	(94.2)	4.0	—
Total non-member counterparties	19	109,852.2	(177.7)	$153.0	$217.9	$209.6

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	3.1	—
Mortgage delivery commitments	—	18.1	—
Total member institutions	1	21.2	—
Total	20	$109,873.4	$(177.7)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of March 31, 2026.
(2)Includes amounts that had not settled as of March 31, 2026.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for asset positions without credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $8.5 billion.
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

Results of Operations
Net Income
Net income for the three months ended March 31, 2026 and 2025 was $121.9 million and $150.6 million, respectively. The Bank’s net income for the three months ended March 31, 2026 represented an annualized return on average capital stock ("ROCS") of 15.53 percent. In comparison, the Bank’s ROCS was 15.62 percent for the three months ended March 31, 2025. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The following table presents the components of net income for the three months ended March 31, 2026 and 2025. The factors contributing to the changes in the Bank's net income are discussed in the sections following the table.
SUMMARY OF CHANGES IN NET INCOME
(dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percentage

Net interest income after provision for credit losses	$171,063	$187,700	$(16,637)	(8.9)%
Other income	1,769	14,703	(12,934)	(88.0)
Other expense	37,272	35,029	2,243	6.4
Income before assessments	135,560	167,374	(31,814)	(19.0)
AHP assessment	13,683	16,750	(3,067)	(18.3)
Net income	$121,877	$150,624	$(28,747)	(19.1)%

Net Interest Income After Provision for Credit Losses
For the three months ended March 31, 2026, the Bank’s net interest income after provision for credit losses was $171.1 million compared to $187.7 million for the comparable period in 2025. The $16.6 million decrease in net interest income for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was due largely to the decrease in the average balances of the Bank's interest-earning assets from $113.1 billion during the three months ended March 31, 2025 to $104.7 billion during the comparable period in 2026, lower average capital balances and lower rates of return on the Bank's invested capital, partially offset by an $11.2 million decrease in fair value hedge ineffectiveness losses and net price alignment expense.
The Bank’s net interest margin was 65 basis points for the three months ended March 31, 2026, compared to 67 basis points for the three months ended March 31, 2025. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 40 basis points and 38 basis points for the three months ended March 31, 2026 and 2025, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives). In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net gains recorded on GSE CMBS prepayments which, for the three months ended March 31, 2026 and 2025, totaled $3.5 million and $3.2 million, respectively.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. The following table presents the fair value hedge ineffectiveness and price alignment amounts that are recorded in net interest income for the three months ended March 31, 2026 and 2025.

FAIR VALUE HEDGE INEFFECTIVENESS AND PRICE ALIGNMENT AMOUNT RECORDED IN NET INTEREST INCOME
(dollars in thousands)

	Advances	Investments	CO Bonds	CO Discount Notes	Total
Three Months Ended March 31, 2026
Gains (losses) on designated fair value hedges	$(237)	$489	$(1,202)	$—	$(950)
Price alignment expense (1)	(963)	(1,300)	(25)	(175)	(2,463)
	$(1,200)	$(811)	$(1,227)	$(175)	$(3,413)

Three Months Ended March 31, 2025
Losses on designated fair value hedges	$(641)	$(1,032)	$(4,032)	$—	$(5,705)
Price alignment expense (1)	(3,975)	(4,124)	(279)	(528)	(8,906)
	$(4,616)	$(5,156)	$(4,311)	$(528)	$(14,611)
______________________
(1) Relates to derivatives for which variation margin payments are characterized as daily settlements.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2026 and 2025.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,304	$30	3.73%	$3,167	$34	4.42%
Securities purchased under agreements to resell	7,524	69	3.71%	3,426	37	4.37%
Federal funds sold	7,173	65	3.69%	12,743	138	4.39%
Investments
Trading	6,863	62	3.59%	2,854	27	3.86%
Available-for-sale (3)	18,989	216	4.55%	18,810	253	5.37%
Held-to-maturity (3)	1,023	12	4.75%	708	8	4.46%
Advances (4)	53,162	534	4.02%	65,579	769	4.69%
Mortgage loans held for portfolio (5)	6,633	77	4.63%	5,828	65	4.45%
Total earning assets	104,671	1,065	4.07%	113,115	1,331	4.71%
Cash and due from banks	29			54
Other assets	508			643
Derivatives netting adjustment (2)	(340)			(662)
Fair value adjustment on available-for-sale securities (3)	217			162
Total assets	$105,085	1,065	4.05%	$113,312	1,331	4.70%
Liabilities and Capital
Interest-bearing deposits (2)	$2,245	20	3.52%	$2,493	26	4.25%
Consolidated obligations
Bonds	60,155	558	3.71%	85,778	934	4.36%
Discount notes	34,921	315	3.61%	17,131	181	4.22%
Mandatorily redeemable capital stock and other borrowings	107	1	4.81%	12	—	4.38%
Total interest-bearing liabilities	97,428	894	3.67%	105,414	1,141	4.33%
Other liabilities	1,284			1,451
Derivatives netting adjustment (2)	(340)			(662)
Total liabilities	98,372	894	3.63%	106,203	1,141	4.30%
Total capital	6,713			7,109
Total liabilities and capital	$105,085		3.40%	$113,312		4.03%
Net interest income		$171			$190
Net interest margin			0.65%			0.67%
Net interest spread			0.40%			0.38%
Impact of non-interest bearing funds			0.25%			0.29%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2026 and 2025 in the table above include $282 million and $483 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2026 and 2025 in the table above include $58 million and $178 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $47 million and $40 million of non-accruing loans for the three months ended March 31, 2026 and 2025, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2026 and 2025. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2026 vs. 2025
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1	$(5)	$(4)
Securities purchased under agreements to resell	39	(7)	32
Federal funds sold	(54)	(19)	(73)
Investments
Trading	37	(2)	35
Available-for-sale	2	(39)	(37)
Held-to-maturity	4	—	4
Advances	(134)	(101)	(235)
Mortgage loans held for portfolio	9	3	12
Total interest income	(96)	(170)	(266)
Interest expense
Interest-bearing deposits	(2)	(4)	(6)
Consolidated obligations
Bonds	(251)	(125)	(376)
Discount notes	164	(30)	134
Mandatorily redeemable capital stock and other borrowings	1	—	1
Total interest expense	(88)	(159)	(247)
Changes in net interest income	$(8)	$(11)	$(19)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2026 and 2025.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net interest income (expense) associated with:
Member/offsetting derivatives	$1	$1
Economic hedge derivatives related to advances	(339)	(3,212)
Economic hedge derivatives related to trading securities	1,250	3,193
Economic hedge derivatives related to available-for-sale securities	1,073	115
Economic hedge derivatives related to consolidated obligation bonds	(44)	459
Economic hedge derivatives related to consolidated obligation discount notes	2,102	1,534
Economic hedge derivatives related to mortgage loans held for portfolio	3,408	3,726
Other stand-alone economic hedge derivatives	(1,567)	(2,704)
Total net interest income associated with economic hedge derivatives	5,884	3,112
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	323	3,596
Available-for-sale securities	(641)	(34)
Trading securities	6,311	(5,618)
Mortgage loans held for portfolio	(1,165)	(8,495)
Consolidated obligation bonds	(344)	1,070
Consolidated obligation discount notes	(5,972)	(3,339)
Other stand-alone economic hedge derivatives	813	3,852
Interest rate swaptions
Available-for-sale securities	28	522
Mortgage loans held for portfolio	—	(1,871)
Mortgage delivery commitments	(671)	850
Member/offsetting swaps and caps	(1)	(1)
Total fair value losses related to economic hedge derivatives	(1,319)	(9,468)
Price alignment amount on daily settled derivative contracts	501	2,089
Total net gains (losses) on derivatives and hedging activities	5,066	(4,267)
Net gains (losses) on trading securities	(9,736)	12,524
Net losses on other assets carried at fair value	(860)	(651)
Service fees	703	678
Letter of credit fees	5,898	5,946
Standby bond purchase agreement fees	465	371
Other, net	233	102
Total other	(3,297)	18,970
Total other income	$1,769	$14,703

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(0.7) million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio, the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At March 31, 2026 and December 31, 2025, the notional balances of these derivatives totaled $200 million and $400 million, respectively. For the three months ended March 31, 2026 and 2025, the gains associated with these stand-alone economic hedge derivatives were $0.8 million and $3.9 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The losses on these interest rate swaps and swaptions were $1.2 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(0.7) million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended March 31, 2026 and 2025, the gains associated with these stand-alone economic hedge derivatives were $0.03 million and $0.5 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended March 31, 2026 and 2025, the losses associated with these stand-alone economic hedge derivatives were $6.0 million and $3.3 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three months ended March 31, 2026 and 2025.
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
Other
During the three months ended March 31, 2026 and 2025, the Bank held U.S. Treasury Notes and during the three months ended March 31, 2026, the Bank also held U.S Treasury Bills. All of these securities were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(9.7) million and $12.5 million for the three months ended March 31, 2026 and 2025, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $6.3 million and $(5.6) million for the three months ended March 31, 2026 and 2025, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value losses on these securities totaled $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The losses on the securities are offset by a corresponding decrease in amounts owed to participants in the deferred compensation plans, the credit for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $5.9 million for both the three months ended March 31, 2026 and 2025. At March 31, 2026 and 2025, outstanding letters of credit totaled $30.9 billion and $31.7 billion, respectively.
Standby bond purchase agreement fees totaled $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, outstanding standby bond purchase agreements totaled $930 million and $742 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, subsidies, donations and AHP contributions; derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three months ended March 31, 2026, these expenses totaled $37.3 million, compared to $35.0 million for the corresponding period in 2025.
Compensation and benefits were $17.1 million for the three months ended March 31, 2026, compared to $16.2 million for the corresponding period in 2025. The increase in compensation and benefits for the three months ended March 31, 2026, as compared to the corresponding period in 2025, totaled $0.9 million and was due in large part to cost-of-living and merit increases and higher medical insurance costs. The Bank's average headcount was 226 and 224 employees for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the Bank employed 224 people, a decrease of 3 employees from December 31, 2025.
Other operating expenses for the three months ended March 31, 2026 were $12.8 million, compared to $11.8 million for the corresponding period in 2025, representing an increase of $1.0 million. The increase in other operating expenses for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was due in large part to increases in software and mortgage program expenses.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $3.6 million for the three months ended March 31, 2026, as compared to $4.6 million for the corresponding period in 2025.
Voluntary grants, subsidies, donations and AHP contributions totaled $3.7 million for the three months ended March 31, 2026, as compared to $2.1 million for the three months ended March 31, 2025. The amounts funded under the Bank's voluntary community investment programs during the three months ended March 31, 2026 are presented in the section below entitled "Voluntary Community Investment Programs."
Derivative clearing fees were $0.2 million for the three months ended March 31, 2026, compared to $0.3 million for the corresponding period in 2025. The decline in derivative clearing fees was due largely to a decline in the volume of cleared derivatives that were transacted during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $13.7 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively.

Voluntary Community Investment Programs
The Bank offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, all but one of which are discussed in the 2025 10-K.
On April 28, 2026, the Bank announced the 2026 Support for Housing Affordability Resource Enhancement ("SHARE 2026") advance program, which supports (1) new construction, renovation or the financing of single-family or multifamily affordable housing for households earning 80 percent or less of the area median income where the property is located and (2) the purchase of low-income housing tax credits that support the development or preservation of affordable housing. Under SHARE 2026, the Bank has made available $250 million in advances at rates that are either 100 or 200 basis points below standard advance rates, depending upon the term of the advance.
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

For the year ended December 31, 2025, the Bank’s Adjusted Income Before Assessments was $691,251,000, which resulted in a target minimum allocation of $34,563,000 to its voluntary loan and grant programs for 2026. The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2026 and the loans that were funded and the grants/subsidies that were expensed during the three months ended March 31, 2026.

VOLUNTARY COMMUNITY INVESTMENT PROGRAMS
(in thousands)

	Amount Carried Forward From 2025	Amount from 2025 Made Available in 2026	Receipts of Principal and Interest from 2025	Reallocations and Additional Funds Made Available in 2026	Total Available in 2026	Loans/Grants/ Subsidies Funded/Expensed During the Three Months Ended March 31, 2026	Amount Remaining
Loan Programs
CANOPY Fund	$—	$—	$731	$(731)	$—	$—	$—
Small Business Boost	3,007	1,963	1,671	731	7,372	622	6,750
Total Loan Programs	3,007	1,963	2,402	—	7,372	622	6,750

Grant Programs
FORTIFIED Fund (Owner Property)	194	10,000	—	—	10,194	2,872	7,322
Pathway Fund	—	3,000	—	—	3,000	—	3,000
Partnership Grant Program	—	1,500	—	—	1,500	—	1,500
Native American Housing Opportunities Fund	—	1,500	—	—	1,500	—	1,500
Housing Assistance for Veterans	3	1,000	—	—	1,003	474	529
FORTIFIED Fund (Rental Property)	—	10,000	—	—	10,000	—	10,000
SHFA - Home Ownership/Financial Education Support	—	600	—	—	600	—	600
Homebuyer Equity Leverage Partnership	763	—	—	—	763	—	763
Total Grant Programs	960	27,600	—	—	28,560	3,346	25,214

Other Contributions
SHARE 2026 Subsidized Advances	—	5,000	—	—	5,000	—	5,000
SHARE 2025 Subsidized Advances	—	—	—	8	8	8	—
Total Other Contributions	—	5,000	—	8	5,008	8	5,000

Total Voluntary Community Investment Programs	$3,967	$34,563	$2,402	$8	$40,940	$3,976	$36,964
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. During the three months ended March 31, 2026, the AHP make-whole amount was $338,000. This amount, which is recorded in “Voluntary grants, subsidies, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, was derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the three months ended March 31, 2026 by $3,049,000, and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.

Critical Accounting Estimates
A discussion of the Bank’s critical accounting estimates is provided in the 2025 10-K. During the three months ended March 31, 2026, there were no substantive changes to the methods used by the Bank to calculate its critical accounting estimates.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2026, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight reverse repurchase agreements, $9.0 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits, $3.4 billion of U.S. Treasury Notes and $2.6 billion of U.S. Treasury Bills.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2026 or 2025.
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
The Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the three months ended March 31, 2026.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2025 10-K. The information provided in this item is intended to update the disclosures made in the 2025 10-K.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at March 31, 2026 and December 31, 2025.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2025 and March 31, 2026. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2025	6.760	6.644	(1.72)%	6.943	2.71%	6.705	(0.81)%	6.846	1.27%
March 2026	6.350	6.247	(1.62)%	6.519	2.66%	6.302	(0.76)%	6.426	1.20%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2025 and March 31, 2026.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2025	0.29	(0.24)	0.05	0.98	0.78	1.10	1.37	1.48
March 2026	0.30	(0.26)	0.04	0.88	0.77	1.02	1.36	1.54
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	2026 Executive Incentive Plan.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2026	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)