Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Dallas
filed 2026-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At November 5, 2026, the registrant had outstanding 35,711,615 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$18,875	$39,430
Interest-bearing deposits (Notes 8 and 9)	2,639,539	2,725,508
Securities purchased under agreements to resell (Notes 8, 9 and 12)	13,700,000	16,650,000
Federal funds sold (Notes 8 and 9)	11,915,000	7,409,000
Trading securities (Notes 3, 8, 12 and 16) ($231,479 and $115,077 pledged at September 30, 2026 and December 31, 2025, respectively, of which $140,329 and $0, respectively, could be rehypothecated)	2,391,240	3,514,824
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 16) ($0 and $360,297 pledged at September 30, 2026 and December 31, 2025, respectively, of which $0 and $303,565, respectively, could be rehypothecated)	16,838,108	19,308,192
Held-to-maturity securities (b) (Notes 5, 8 and 9)	2,341,343	1,048,479
Advances (Notes 6, 8 and 9)	49,516,673	50,820,106
Mortgage loans held for portfolio, net of allowance for credit losses of $9,806 and $8,554 at September 30, 2026 and December 31, 2025, respectively (Notes 7, 8 and 9)	7,055,910	6,555,131
Accrued interest receivable (Note 8)	248,509	287,082
Premises and equipment, net	23,635	19,205
Derivative assets (Notes 12 and 13)	10,616	37,898
Other assets (Note 9) (including $28,665 and $24,997 of securities held at fair value at September 30, 2026 and December 31, 2025, respectively)	99,172	97,160
TOTAL ASSETS	$106,798,620	$108,512,015

LIABILITIES AND CAPITAL
Deposits (including $38 of non-interest bearing deposits at September 30, 2026 and December 31, 2025)	$2,596,171	$2,195,932
Consolidated obligations (Note 10)
Discount notes	36,502,700	40,185,289
Bonds	60,031,775	57,885,556
Total consolidated obligations	96,534,475	98,070,845

Mandatorily redeemable capital stock	84,310	7,967
Accrued interest payable	386,246	356,354
Affordable Housing Program (Note 11)	215,449	222,138
Derivative liabilities (Notes 12 and 13)	5,879	4,355
Other liabilities (Note 4)	108,300	884,553
Total liabilities	99,930,830	101,742,144

Commitments and contingencies (Notes 9 and 16)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,130,122 and 12,636,851 shares at September 30, 2026 and December 31, 2025, respectively	1,213,012	1,263,685
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 19,483,196 and 20,746,739 shares at September 30, 2026 and December 31, 2025, respectively	1,948,320	2,074,674
Total Class B Capital Stock	3,161,332	3,338,359
Retained earnings
Unrestricted	2,634,828	2,460,107
Restricted	838,173	766,937
Total retained earnings	3,473,001	3,227,044
Accumulated other comprehensive income (Note 19)	233,457	204,468
Total capital	6,867,790	6,769,871
TOTAL LIABILITIES AND CAPITAL	$106,798,620	$108,512,015
_____________________________
(a)Amortized cost: $16,636,074 and $19,125,045 at September 30, 2026 and December 31, 2025, respectively.
(b)Fair values: $2,295,906 and $1,048,632 at September 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Advances	$541,066	$750,793	$1,598,199	$2,309,239
Prepayment fees on advances, net	929	1,517	4,274	2,279
Interest-bearing deposits	33,221	37,713	92,239	107,588
Securities purchased under agreements to resell	80,053	45,773	208,953	116,036
Federal funds sold	69,169	114,941	215,181	386,540
Trading securities	43,660	33,847	146,045	91,146
Available-for-sale securities	203,010	253,956	628,121	757,212
Held-to-maturity securities	20,108	15,203	43,368	38,630
Mortgage loans held for portfolio	82,729	72,102	241,144	204,988
Other	320	296	953	782
Total interest income	1,074,265	1,326,141	3,178,477	4,014,440
INTEREST EXPENSE
Consolidated obligations
Bonds	504,870	830,807	1,604,629	2,726,464
Discount notes	376,606	271,322	994,038	631,658
Deposits	26,774	19,494	69,777	66,018
Mandatorily redeemable capital stock	1,019	18	3,618	222
Other borrowings	4	7	25	15
Total interest expense	909,273	1,121,648	2,672,087	3,424,377
NET INTEREST INCOME	164,992	204,493	506,390	590,063
Provision for credit losses	407	806	1,369	4,596

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	164,585	203,687	505,021	585,467

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(11,423)	7,126	(26,236)	23,335
Net gains (losses) on derivatives and hedging activities	5,984	(183)	15,150	(3,487)
Net gains (losses) on other assets carried at fair value	(123)	1,160	1,756	2,312
Letter of credit fees	5,429	5,729	16,999	17,584
Other, net	1,538	1,392	4,600	4,000
Total other income	1,405	15,224	12,269	43,744
OTHER EXPENSE
Compensation and benefits	15,741	16,872	50,607	48,979
Other operating expenses	13,087	13,223	39,728	37,958
Finance Agency	1,950	2,855	5,850	8,567
Office of Finance	1,544	1,623	5,058	4,916
Voluntary grants, subsidies, donations and Affordable Housing Program contributions	10,300	9,964	19,408	20,883
Derivative clearing fees	141	241	481	841
Total other expense	42,763	44,778	121,132	122,144
INCOME BEFORE ASSESSMENTS	123,227	174,133	396,158	507,067
Affordable Housing Program assessment	12,425	17,415	39,978	50,729
NET INCOME	$110,802	$156,718	$356,180	$456,338
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$110,802	$156,718	$356,180	$456,338
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(39,756)	41,826	18,887	(12,715)
Unrealized gains (losses) on cash flow hedges	8,876	753	18,411	(10,286)
Reclassification adjustment for gains on cash flow hedges included in net income	(2,321)	(6,085)	(8,282)	(17,794)
Postretirement benefit plan
Amortization of prior service cost and net actuarial gain included in net periodic benefit cost/credit	(18)	(18)	(63)	(82)
Actuarial gain (loss)	—	—	36	(147)
Total other comprehensive income (loss)	(33,219)	36,476	28,989	(41,024)
TOTAL COMPREHENSIVE INCOME	$77,583	$193,194	$385,169	$415,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JULY 1, 2026	12,748	$1,274,782	18,577	$1,857,716	$2,580,327	$816,013	$3,396,340	$266,676	$6,795,514
Net transfers of shares between Class B-1 and Class B-2 Stock	5,199	519,937	(5,199)	(519,937)	—	—	—	—	—
Proceeds from sale of capital stock	1	126	6,105	610,541	—	—	—	—	610,667
Repurchase/redemption of capital stock	(6,159)	(615,909)	—	—	—	—	—	—	(615,909)
Comprehensive income (loss)	—	—	—	—	88,642	22,160	110,802	(33,219)	77,583
Dividends on capital stock (a)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Stock	341	34,076	—	—	(34,076)	—	(34,076)	—	—

BALANCE, SEPTEMBER 30, 2026	12,130	$1,213,012	19,483	$1,948,320	$2,634,828	$838,173	$3,473,001	$233,457	$6,867,790

BALANCE, JULY 1, 2025	12,397	$1,239,673	26,108	$2,610,774	$2,330,584	$710,350	$3,040,934	$101,170	$6,992,551
Net transfers of shares between Class B-1 and Class B-2 Stock	13,480	1,348,022	(13,480)	(1,348,022)	—	—	—	—	—
Proceeds from sale of capital stock	3	349	8,174	817,469	—	—	—	—	817,818
Repurchase/redemption of capital stock	(13,760)	(1,375,960)	—	—	—	—	—	—	(1,375,960)
Shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	—	—	(1)
Comprehensive income	—	—	—	—	125,374	31,344	156,718	36,476	193,194
Dividends on capital stock (b)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(6)	—	(6)	—	(6)
Stock	486	48,526	—	—	(48,526)	—	(48,526)	—	—

BALANCE, SEPTEMBER 30, 2025	12,606	$1,260,609	20,802	$2,080,221	$2,407,362	$741,694	$3,149,056	$137,646	$6,627,532

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2026	12,637	$1,263,685	20,747	$2,074,674	$2,460,107	$766,937	$3,227,044	$204,468	$6,769,871
Net transfers of shares between Class B-1 and Class B-2 Stock	22,567	2,256,779	(22,567)	(2,256,779)	—	—	—	—	—
Proceeds from sale of capital stock	49	4,925	21,303	2,130,425	—	—	—	—	2,135,350
Repurchase/redemption of capital stock	(21,610)	(2,161,031)	—	—	—	—	—	—	(2,161,031)
Shares reclassified to mandatorily redeemable capital stock	(2,573)	(257,373)	—	—	—	—	—	—	(257,373)
Comprehensive income	—	—	—	—	284,944	71,236	356,180	28,989	385,169
Dividends on capital stock (a)
Cash	—	—	—	—	(193)	—	(193)	—	(193)
Mandatorily redeemable capital stock	—	—	—	—	(4,003)	—	(4,003)	—	(4,003)
Stock	1,060	106,027	—	—	(106,027)	—	(106,027)	—	—

BALANCE, SEPTEMBER 30, 2026	12,130	$1,213,012	19,483	$1,948,320	$2,634,828	$838,173	$3,473,001	$233,457	$6,867,790

BALANCE, JANUARY 1, 2025	14,234	$1,423,387	27,447	$2,744,656	$2,198,522	$650,426	$2,848,948	$178,670	$7,195,661
Net transfers of shares between Class B-1 and Class B-2 Stock	29,118	2,911,811	(29,118)	(2,911,811)	—	—	—	—	—
Proceeds from sale of capital stock	58	5,846	22,473	2,247,376	—	—	—	—	2,253,222
Repurchase/redemption of capital stock	(32,228)	(3,222,787)	—	—	—	—	—	—	(3,222,787)
Shares reclassified to mandatorily redeemable capital stock	(135)	(13,522)	—	—	—	—	—	—	(13,522)
Comprehensive income (loss)	—	—	—	—	365,070	91,268	456,338	(41,024)	415,314
Dividends on capital stock (b)
Cash	—	—	—	—	(195)	—	(195)	—	(195)
Mandatorily redeemable capital stock	—	—	—	—	(161)	—	(161)	—	(161)
Stock	1,559	155,874	—	—	(155,874)	—	(155,874)	—	—

BALANCE, SEPTEMBER 30, 2025	12,606	$1,260,609	20,802	$2,080,221	$2,407,362	$741,694	$3,149,056	$137,646	$6,627,532

(a) Dividends were paid at annualized rates of 4.09 percent and 5.09 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2026, at annualized rates of 3.76 percent and 4.76 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2026 and at annualized rates of 3.72 percent and 4.72 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2026.
(b) Dividends were paid at annualized rates of 4.78 percent and 5.78 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2025, at annualized rates of 4.43 percent and 5.43 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2025 and at annualized rates of 4.42 percent and 5.42 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2025.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$356,180	$456,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(78,041)	(46,142)
Concessions on consolidated obligations	4,686	4,311
Premises, equipment and computer software costs	2,437	2,101
Non-cash interest on mandatorily redeemable capital stock	2,681	214
Provision for credit losses	1,369	4,596
Net gains on other assets carried at fair value	(1,756)	(2,312)
Net losses (gains) on trading securities	26,236	(23,335)
Net change in derivative and hedging activities	132,114	(353,233)
Decrease in accrued interest receivable	38,776	53,714
Increase in other assets	(1,468)	(20,971)
Increase (decrease) in Affordable Housing Program (AHP) liability	(6,689)	17,519
Increase (decrease) in accrued interest payable	31,374	(140,039)
Increase (decrease) in other liabilities	(3,055)	2,730
Total adjustments	148,664	(500,847)
Net cash provided by (used in) operating activities	504,844	(44,509)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	54,896	(369,690)
Net decrease in securities purchased under agreements to resell	2,950,000	7,150,000
Net increase in federal funds sold	(4,506,000)	(3,655,000)
Purchases of trading securities	(9,056,936)	(1,171,202)
Proceeds from maturities of trading securities	5,300,000	204,800
Proceeds from sales of trading securities	4,931,028	650,585
Purchases of available-for-sale securities	(877,537)	(1,002,535)
Principal collected on available-for-sale securities	1,826,838	1,749,600
Purchases of held-to-maturity securities	(1,469,429)	(966,868)
Principal collected on held-to-maturity securities	176,589	88,769
Net decrease in advances	1,102,178	16,902,737
Purchases of mortgage loans held for portfolio	(1,097,363)	(1,008,894)
Principal collected on mortgage loans held for portfolio	586,043	392,759
Purchases of premises, equipment and computer software	(6,724)	(4,811)
Net cash provided by (used in) investing activities	(86,417)	18,960,250

	For the Nine Months Ended
	September 30,
	2026	2025
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	984,605	169,316
Net receipts (payments) on derivative contracts with financing elements	10,395	(3,574)
Net proceeds from issuance of consolidated obligations
Discount notes	91,697,351	87,462,975
Bonds	63,316,548	61,681,688
Debt issuance costs	(4,645)	(3,985)
Payments for maturing and retiring consolidated obligations
Discount notes	(95,370,722)	(76,690,783)
Bonds	(60,858,925)	(90,544,930)
Proceeds from issuance of capital stock	2,135,350	2,253,222
Proceeds from issuance of mandatorily redeemable capital stock	206	—
Payments for redemption of mandatorily redeemable capital stock	(187,921)	(12,927)
Payments for repurchase/redemption of capital stock	(2,161,031)	(3,222,787)
Cash dividends paid	(193)	(195)
Net cash used in financing activities	(438,982)	(18,911,980)

Net increase (decrease) in cash and cash equivalents	(20,555)	3,761
Cash and cash equivalents at beginning of the period	39,430	14,945
Cash and cash equivalents at end of the period	$18,875	$18,706

Supplemental Disclosures:
Interest paid	$2,710,731	$3,621,916
AHP payments, net	$48,512	$35,592
Stock dividends issued	$106,027	$155,874
Dividends paid through issuance of mandatorily redeemable capital stock	$4,003	$161
Capital stock reclassified to mandatorily redeemable capital stock	$257,373	$13,522
Right-of-use assets acquired by lease	$—	$113

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
ASU 2025-08 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively to loans acquired on and after the initial application date. The adoption of ASU 2025-08 will not have a material impact on the Bank's financial condition or results of operations.
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
ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively, and entities may modify certain hedge terms without de-designation upon adoption. The adoption of ASU 2025-09 will not have a material impact on the Bank's financial condition or results of operations.

Note 3—Trading Securities
Trading securities as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
U.S Treasury Notes	$1,401,415	$3,514,824
U.S. Treasury Bills	989,825	—
Total	$2,391,240	$3,514,824
Net gains (losses) on trading securities during the nine months ended September 30, 2026 and 2025 included changes in net unrealized holding gains (losses) of $(25,392,000) and $22,286,000 for securities that were held on September 30, 2026 and 2025, respectively.

Note 4—Available-for-Sale Securities

Major Security Types. Available-for-sale securities consist of GSE debentures and GSE mortgage-backed securities ("MBS").
Available-for-sale securities as of September 30, 2026 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
GSE debentures	$510,108	$4,274	$—	$514,382
GSE commercial MBS	16,125,966	205,737	7,977	16,323,726
Total	$16,636,074	$210,011	$7,977	$16,838,108

Available-for-sale securities as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE debentures	$1,489,642	$9,189	$—	$1,498,831
GSE commercial MBS	17,635,403	176,702	2,744	17,809,361
Total	$19,125,045	$185,891	$2,744	$19,308,192

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $59,845,000 and $$66,897,000 at September 30, 2026 and December 31, 2025, respectively. Included in the balances as of September 30, 2026 and December 31, 2025 are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of those dates. The aggregate amounts due of $45,788,000 and $818,975,000 are included in other liabilities on the statements of condition at September 30, 2026 and December 31, 2025, respectively.

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses (all of which were GSE CMBS) as of September 30, 2026 and December 31, 2025. The unrealized losses are aggregated by length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2026	$235,849	$4,598	$41,018	$3,379	$276,867	$7,977

December 31, 2025	$207,012	$636	$88,049	$2,108	$295,061	$2,744

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2026 and December 31, 2025 are presented below (in thousands).

	September 30, 2026		December 31, 2025
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$285,452	$286,188	$1,035,186	$1,037,965
Due after one year through five years	224,656	228,194	440,776	446,564
Due after five years through ten years	—	—	13,680	14,302
	510,108	514,382	1,489,642	1,498,831
GSE CMBS	16,125,966	16,323,726	17,635,403	17,809,361
Total	$16,636,074	$16,838,108	$19,125,045	$19,308,192
Interest Rate Payment Terms. At September 30, 2026 and December 31, 2025, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2026 or 2025.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2026 and December 31, 2025, all of which were GSE residential MBS ("RMBS"), were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026	$2,341,343	$85	$45,522	$2,295,906
December 31, 2025	$1,048,479	$2,334	$2,181	$1,048,632

In the table above, amortized cost includes net purchase discounts of $973,000 and $909,000 at September 30, 2026 and December 31, 2025, respectively. Amortized cost excludes accrued interest of $1,914,000 and $948,000 at September 30, 2026 and December 31, 2025, respectively.
Interest Rate Payment Terms. At September 30, 2026 and December 31, 2025, all of the Bank's held-to-maturity securities were variable-rate MBS (more specifically, collateralized mortgage obligations) which have coupon rates that are subject to interest rate caps, none of which were reached during 2025 or the nine months ended September 30, 2026.
Sales of Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2026 or 2025.

Note 6—Advances
     Redemption Terms. At both September 30, 2026 and December 31, 2025, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 6.46 percent, as summarized below (dollars in thousands).

	September 30, 2026		December 31, 2025
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$576	3.72%
Due in one year or less	34,305,910	3.84	22,406,895	3.95
Due after one year through two years	6,912,850	4.10	15,634,197	3.63
Due after two years through three years	1,828,985	4.10	6,251,402	4.10
Due after three years through four years	1,426,534	4.03	1,514,170	4.17
Due after four years through five years	1,493,881	3.87	1,182,382	3.92
Due after five years through fifteen years	3,762,338	3.41	3,837,323	3.27
Due after fifteen years	7,589	3.40	13,320	3.47
Total par value	49,738,087	3.86%	50,840,265	3.83%
Discounts and deferred net prepayment fees	(3,977)		(2,329)
Hedging adjustments	(217,437)		(17,830)
Total	$49,516,673		$50,820,106
Advances presented in the table above exclude accrued interest of $114,205,000 and $137,161,000 at September 30, 2026 and December 31, 2025, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At September 30, 2026 and December 31, 2025, the Bank had aggregate prepayable and callable advances totaling $6,734,936,000 and $6,096,106,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at September 30, 2026 and December 31, 2025, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Overdrawn demand deposit accounts	$—	$576
Due in one year or less	40,443,885	27,816,468
Due after one year through two years	3,123,129	14,913,344
Due after two years through three years	1,491,212	2,784,132
Due after three years through four years	247,571	1,105,609
Due after four years through five years	688,327	405,723
Due after five years	3,743,963	3,814,413
Total par value	$49,738,087	$50,840,265

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2026 and December 31, 2025, the Bank had putable advances outstanding totaling $4,291,750,000 and $4,798,750,000, respectively.

The following table summarizes advances outstanding at September 30, 2026 and December 31, 2025, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2026	December 31, 2025
Overdrawn demand deposit accounts	$—	$576
Due in one year or less	37,980,994	26,173,145
Due after one year through two years	6,683,684	15,542,530
Due after two years through three years	1,974,318	5,850,235
Due after three years through four years	1,426,534	1,834,504
Due after four years through five years	1,154,631	1,120,631
Due after five years	517,926	318,644
Total par value	$49,738,087	$50,840,265

Credit Concentrations. At September 30, 2026, advances outstanding to the Bank's second largest borrower, American General Life Insurance Company ("AIG"), totaled $4,419,393,000 (representing 8.9 percent of total outstanding advances). The Variable Annuity Life Insurance Company, an affiliate of AIG, had outstanding advances of $909,000,000 at September 30, 2026 (representing 1.8 percent of total outstanding advances). In aggregate, advances outstanding to AIG and its affiliate represented approximately 10.7 percent of total advances outstanding at September 30, 2026. Other than this group of affiliated borrowers, no borrower (or group of affiliated borrowers) represented greater than 10 percent of outstanding advances at September 30, 2026. The Bank's largest borrower as of September 30, 2026, USAA Federal Savings Bank, had outstanding advances totaling $4,500,000,000, which represented less than 10 percent of total advances outstanding at that date.

Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Fixed-rate
Due in one year or less	$33,707,513	$21,567,253
Due after one year	9,341,335	23,081,545
Total fixed-rate	43,048,848	44,648,798
Variable-rate
Due in one year or less	598,397	840,218
Due after one year	6,090,842	5,351,249
Total variable-rate	6,689,239	6,191,467
Total par value	$49,738,087	$50,840,265
At September 30, 2026 and December 31, 2025, 55 percent and 66 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. During the three and nine months ended September 30, 2026, gross advance prepayment fees received from members/borrowers were $568,000 and $8,117,000, respectively, of which $172,000 was deferred. During the three and nine months ended September 30, 2025, gross advance prepayment fees received from member/borrowers were $1,491,000 and $2,395,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the nine months ended September 30, 2026 and 2025.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2026 and December 31, 2025 for mortgage loans held for portfolio (in thousands):

	September 30, 2026	December 31, 2025
Fixed-rate medium-term* single-family mortgages	$104,482	$100,924
Fixed-rate long-term single-family mortgages	6,878,129	6,382,655
Premiums	95,340	90,276
Discounts	(16,783)	(16,979)
Deferred net derivative gains associated with mortgage delivery commitments	4,548	6,809
Total mortgage loans held for portfolio	7,065,716	6,563,685
Less: allowance for credit losses on mortgage loans	(9,806)	(8,554)
Total mortgage loans held for portfolio, net of allowance for credit losses	$7,055,910	$6,555,131
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $53,501,000 and $47,924,000 at September 30, 2026 and December 31, 2025, respectively.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2026 and December 31, 2025 was comprised of conventional loans totaling $6,979,806,000 and $6,480,029,000, respectively, and government-guaranteed/insured loans totaling $2,805,000 and $3,550,000, respectively.
Mortgage loan interest income was reduced by credit enhancement fees totaling $788,000 and $684,000 during the three months ended September 30, 2026 and 2025, respectively, and $2,279,000 and $2,022,000 for the nine months ended September 30, 2026 and 2025, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Advances	$114,205	$137,161
Investment securities
Trading	9,861	25,563
Available-for-sale	59,845	66,897
Held-to-maturity	1,914	948
Mortgage loans held for portfolio	53,501	47,924
Interest-bearing deposits	6,191	5,889
Securities purchased under agreements to resell	1,465	1,710
Federal funds sold	1,285	749
Other	242	241
Total	$248,509	$287,082

Note 9—Allowance for Credit Losses
As of the balance sheet date, an allowance for credit losses is separately established, if necessary, for each of the Bank’s financial instruments carried at amortized cost, its available-for-sale securities and its off-balance sheet credit exposures. Expected credit losses on these financial instruments are recorded through an allowance for credit losses.
Short-Term Investments. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell as of September 30, 2026 (all of which were overnight investments) were subsequently repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at September 30, 2026.

Long-Term Investments. At September 30, 2026, the gross unrealized losses on the Bank’s available-for-sale securities and held-to-maturity securities were $7,977,000 and $45,522,000, respectively, all of which related to CMBS and RMBS that are issued and guaranteed by GSEs.
As of September 30, 2026, the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE RMBS were rated Aa by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through September 30, 2026, the Bank has not experienced any defaults on its GSE RMBS and it has experienced only a limited number of defaults on its GSE CMBS. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the infrequent circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE MBS investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at September 30, 2026.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby the Bank agrees to serve as a standby liquidity provider. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. The agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at September 30, 2026.
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
Advances and Other Secured Extensions of Credit to Members. On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2026.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At September 30, 2026, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2026, the Bank did not have any advances that were past due or on nonaccrual status.
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
At September 30, 2026 and December 31, 2025, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $8,456,000 and $7,119,000, respectively.
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the nine months ended September 30, 2026 and 2025, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026
	Conventional Loans Originated Prior to 2022	Conventional Loans Originated in 2022-2026	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$32,055	$56,866	$88,921	$105	$89,026
60-89 days delinquent	9,447	15,813	25,260	10	25,270
90 days or more delinquent	15,447	27,944	43,391	29	43,420
Total past due	56,949	100,623	157,572	144	157,716
Total current loans	2,101,326	4,804,006	6,905,332	2,668	6,908,000
Total mortgage loans	$2,158,275	$4,904,629	$7,062,904	$2,812	$7,065,716

	December 31, 2025
	Conventional Loans Originated Prior to 2021	Conventional Loans Originated in 2021-2025	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$21,469	$57,423	$78,892	$189	$79,081
60-89 days delinquent	6,327	17,258	23,585	21	23,606
90 days or more delinquent	9,176	23,724	32,900	—	32,900
Total past due	36,972	98,405	135,377	210	135,587
Total current loans	1,324,751	5,099,998	6,424,749	3,349	6,428,098
Total mortgage loans	$1,361,723	$5,198,403	$6,560,126	$3,559	$6,563,685
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026			December 31, 2025
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$8,557	$—	$8,557	$2,161	$—	$2,161
Serious delinquency rate (2)	0.6%	1.0%	0.6%	0.5%	—%	0.5%
Past due 90 days or more and still accruing interest (3)	$—	$29	$29	$—	$—	$—
Nonaccrual loans (4)	$56,494	$—	$56,494	$43,692	$—	$43,692
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
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at September 30, 2026 or December 31, 2025.
At September 30, 2026 and December 31, 2025, the Bank’s other assets included $5,235,000 and $4,582,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At September 30, 2026, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at September 30, 2026 was $9,806,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$9,491	$7,357	$8,554	$7,187
Charge-offs	—	(74)	—	(74)
Provision for credit losses	315	708	1,252	878
Balance, end of period	$9,806	$7,991	$9,806	$7,991
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses by way of unsecured loans to participating member institutions. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. As of September 30, 2026 and December 31, 2025, SBB loans outstanding totaled $16,861,000 and $16,022,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.
The following table presents the activity in the allowance for credit losses on SBB loans during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$2,112	$1,821	$2,094	$1,795
Charge-offs	—	(81)	(7)	(138)
Provision for credit losses	92	98	117	181
Balance, end of period	$2,204	$1,838	$2,204	$1,838
In late 2024 and the first half of 2025, the Bank originated loans under the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY”), which was developed to provide long-term, unsecured loans to non-depository Community Development Financial Institution members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. The allowance for credit losses on CANOPY loans is calculated based on expected default rates for loans with similar credit risk profiles and the presumption of a total loss upon default. As of both September 30, 2026 and December 31, 2025, CANOPY loans outstanding totaled $36,554,000. CANOPY loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on CANOPY loans during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026		2025
Balance, beginning of period	$5,849	$5,849	$5,849		$2,312
Provision for credit losses	—	—	—		3,537
Balance, end of period	$5,849	$5,849	$5,849	1	$5,849

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were approximately $1.289 trillion and $1.152 trillion at September 30, 2026 and December 31, 2025, respectively. The Bank was the primary obligor on $97.5 billion and $98.8 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2026 and December 31, 2025 (in thousands, at par value).

	September 30, 2026	December 31, 2025
Fixed-rate	$30,131,825	$31,954,475
Variable-rate SOFR-indexed	28,050,000	21,849,500
Step-up	2,602,000	4,522,000
Step-down	15,000	15,000
Total par value	$60,798,825	$58,340,975

At September 30, 2026 and December 31, 2025, 83 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2026 and December 31, 2025, by contractual maturity (dollars in thousands):

	September 30, 2026		December 31, 2025
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$44,460,745	3.64%	$38,701,685	3.11%
Due after one year through two years	3,659,140	3.36	7,329,730	2.57
Due after two years through three years	2,306,440	3.73	2,339,430	3.20
Due after three years through four years	1,451,000	4.04	2,484,130	3.94
Due after four years through five years	2,489,000	3.34	1,486,000	4.05
Due after five years	6,432,500	4.20	6,000,000	3.60
Total par value	60,798,825	3.68%	58,340,975	3.15%

Premiums	5,083		8,517
Discounts	(893)		(1,278)
Debt issuance costs	(2,995)		(3,036)
Hedging adjustments	(768,245)		(459,622)
Total	$60,031,775		$57,885,556

At September 30, 2026 and December 31, 2025, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2026	December 31, 2025
Non-callable bonds	$35,043,305	$31,777,075
Callable bonds	25,755,520	26,563,900
Total par value	$60,798,825	$58,340,975

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2026 and December 31, 2025, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Due in one year or less	$55,961,065	$52,120,085
Due after one year through two years	2,334,820	3,773,330
Due after two years through three years	1,694,440	1,464,430
Due after three years through four years	478,500	777,130
Due after four years through five years	330,000	161,000
Due after five years	—	45,000
Total par value	$60,798,825	$58,340,975

     Discount Notes. At September 30, 2026 and December 31, 2025, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2026	$36,502,700	$36,714,182	3.73%

December 31, 2025	$40,185,289	$40,436,121	3.72%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$222,138	$198,801
AHP assessment	39,978	50,729
Voluntary AHP contributions	1,845	2,382
Grants funded, net of recaptured amounts	(48,512)	(35,592)
Balance, end of period	$215,449	$216,320
Voluntary AHP contributions are recorded in voluntary grants, subsidies, donations and Affordable Housing Program contributions on the statement of income.

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2026 or December 31, 2025.

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2026 and December 31, 2025 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2026

Assets

Derivatives
Bilateral derivatives	$980,448	$(970,019)	$10,429	$(6,328)	(2)	$4,101
Cleared derivatives	2,871	(2,684)	187	—		187
Total derivatives	983,319	(972,703)	10,616	(6,328)		4,288
Securities purchased under agreements to resell	13,700,000	—	13,700,000	(13,700,000)		—
Total assets	$14,683,319	$(972,703)	$13,710,616	$(13,706,328)		$4,288

Liabilities

Derivatives
Bilateral derivatives	$726,701	$(721,643)	$5,058	$(2,572)	(2)	$2,486
Cleared derivatives	3,456	(2,635)	821	(821)	(3)	—
Total liabilities	$730,157	$(724,278)	$5,879	$(3,393)		$2,486

December 31, 2025

Assets

Derivatives
Bilateral derivatives	$336,120	$(308,416)	$27,704	$(25,474)	(2)	$2,230
Cleared derivatives	12,765	(2,571)	10,194	—		10,194
Total derivatives	348,885	(310,987)	37,898	(25,474)		12,424
Securities purchased under agreements to resell	16,650,000	—	16,650,000	(16,650,000)		—
Total assets	$16,998,885	$(310,987)	$16,687,898	$(16,675,474)		$12,424

Liabilities

Derivatives
Bilateral derivatives	$619,307	$(615,018)	$4,289	$—	(2)	$4,289
Cleared derivatives	2,588	(2,522)	66	(66)	(3)	—
Total liabilities	$621,895	$(617,540)	$4,355	$(66)		$4,289
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At September 30, 2026 and December 31, 2025, the Bank had pledged excess non-cash collateral with fair values of $88,578,000 and $171,809,000, respectively, and the Bank had received excess non-cash collateral with fair values of $90,610,000 and $138,604,000, respectively, from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $139,508,000 and $303,499,000 at September 30, 2026 and December 31, 2025, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026			December 31, 2025
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$21,849,679	$53,354	$2,002	$28,564,835	$34,801	$31,802
Available-for-sale securities (1)	17,600,817	795,815	1,074	19,288,313	153,747	88,347
Consolidated obligation bonds (1)	26,955,775	57,877	724,531	31,257,900	75,150	499,337
Consolidated obligation discount notes (2)	641,000	52	40	966,000	651	—
Total derivatives designated as hedging instruments	67,047,271	907,098	727,647	80,077,048	264,349	619,486
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2,001,000	12	53	850,000	2	—
Available-for-sale securities	3,900	17	1	653,337	1	33
Mortgage loans held for portfolio	863,465	5,979	91	713,465	3,387	92
Consolidated obligation bonds	131,445	16	1,878	106,445	519	35
Consolidated obligation discount notes	25,441,000	604	97	28,021,000	65	515
Trading securities	2,195,700	—	281	3,196,050	469	—
Counterparty exposure	10,000,000	69,559	—	10,000,000	79,726	1,568
Intermediary transactions	6,186	11	9	18,558	60	56
Other	100,000	18	—	400,000	—	109
Interest rate swaptions
Available-for-sale securities	500,000	5	—	1,150,000	307	—
Mortgage delivery commitments	12,562	—	100	25,952	—	1
Total derivatives not designated as hedging instruments	41,255,258	76,221	2,510	45,134,807	84,536	2,409
Total derivatives before collateral and netting adjustments	$108,302,529	983,319	730,157	$125,211,855	348,885	621,895

Cash collateral and related accrued interest		(614,247)	(365,871)		(9,797)	(316,400)
Cash received or remitted in excess of variation margin requirements		(16)	33		(48)	2
Netting adjustments		(358,440)	(358,440)		(301,142)	(301,142)
Total collateral and netting adjustments (3)		(972,703)	(724,278)		(310,987)	(617,540)
Net derivative balances reported in statements of condition		$10,616	$5,879		$37,898	$4,355
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and nine months ended September 30, 2026 and 2025 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended September 30, 2026

Total amount of the financial statement line item	$541,066	$203,010	$(504,870)	$(376,606)	$(33,219)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$105,711	$581,126	$(312,542)	$—	$—
Hedged items	(70,730)	(557,869)	279,075	—	—
Net gains (losses) on fair value hedging relationships	$34,981	$23,257	$(33,467)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$2,321	$(2,321)
Recognized in OCI	—	—	—	—	8,876
Net gains on cash flow hedging relationships	$—	$—	$—	$2,321	$6,555

Three Months Ended September 30, 2025

Total amount of the financial statement line item	$750,793	$253,956	$(830,807)	$(271,322)	$36,476

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$46,201	$(11,809)	$19,513	$—	$—
Hedged items	34,016	84,702	(147,770)	—	—
Net gains (losses) on fair value hedging relationships	$80,217	$72,893	$(128,257)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$6,085	$(6,085)
Recognized in OCI	—	—	—	—	753
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$6,085	$(5,332)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2026

Total amount of the financial statement line item	$1,598,199	$628,121	$(1,604,629)	$(994,038)	$28,989

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$288,784	$851,636	$(455,422)	$—	$—
Hedged items	(195,764)	(767,584)	308,623	—	—
Net gains (losses) on fair value hedging relationships	$93,020	$84,052	$(146,799)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$8,282	$(8,282)
Recognized in OCI	—	—	—	—	18,411
Net gains on cash flow hedging relationships	$—	$—	$—	$8,282	$10,129

Nine Months Ended September 30, 2025

Total amount of the financial statement line item	$2,309,239	$757,212	$(2,726,464)	$(631,658)	$(41,024)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(100,383)	$(352,367)	$167,921	$—	$—
Hedged items	324,019	572,880	(555,903)	—	—
Net gains (losses) on fair value hedging relationships	$223,636	$220,513	$(387,982)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$17,794	$(17,794)
Recognized in OCI	—	—	—	—	(10,286)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$17,794	$(28,080)

For the three and nine months ended September 30, 2026 and 2025, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2026, $13,784,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.3 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of September 30, 2026 and December 31, 2025 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
September 30, 2026
Advances	$21,703,471	$(217,325)	$(112)	$(217,437)
Available-for-sale securities	16,636,074	(977,219)	(6,120)	(983,339)
Consolidated obligation bonds	(26,363,513)	768,273	(28)	768,245

December 31, 2025
Advances	$28,592,914	$(17,351)	$(479)	$(17,830)
Available-for-sale securities	19,125,045	(210,472)	(7,822)	(218,294)
Consolidated obligation bonds	(30,995,980)	460,026	(404)	459,622
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Interest rate swaps	$(239)	$(1,722)	$(112)	$(14,097)
Net interest income on interest rate swaps	6,629	2,330	15,996	9,667
Interest rate swaptions	(75)	(1,537)	(302)	(4,265)
Mortgage delivery commitments	(662)	(236)	(1,642)	878
Total net gains (losses) related to derivatives not designated as hedging instruments	5,653	(1,165)	13,940	(7,817)
Price alignment amount on variation margin for daily settled derivative contracts(1)	331	982	1,210	4,330
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$5,984	$(183)	$15,150	$(3,487)
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 54 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of September 30, 2026, the notional balance of cleared transactions outstanding totaled $58.34 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of September 30, 2026, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties (including mortgage delivery commitments) totaled $49.95 billion and $0.01 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the nine months ended September 30, 2026, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,544,252	$6,718,643	$1,230,921	$6,573,370
Total capital	$4,271,945	$6,718,643	$4,340,481	$6,573,370
Total capital-to-assets ratio	4.00%	6.29%	4.00%	6.06%
Leverage capital	$5,339,931	$10,077,964	$5,425,601	$9,860,055
Leverage capital-to-assets ratio	5.00%	9.44%	5.00%	9.09%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the nine months ended September 30, 2026. For the month ended September 30, 2026, the Bank's capital stock-to-assets ratio was 3.15%.
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
As more fully described in the 2025 10-K (specifically, Note 15 to the audited financial statements on page F-39 of that report), the Bank previously offered two reduced stock advance programs wherein, for each program, the activity-based stock investment requirement was reduced from 4.1 percent to 2.0 percent for certain advances that were funded during specified periods. At September 30, 2026, the remaining balance of advances funded under these programs totaled $1,642,145,000.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2026, surplus stock was defined as the amount of stock held by a member shareholder in excess of 110 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 23, 2026, June 23, 2026, and September 22, 2026, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $1,000,000 or less or (2) the shareholder was on restricted collateral status (subject to certain restrictions). On March 23, 2026, June 23, 2026 and September 22, 2026, the Bank repurchased surplus stock totaling $461,181,000, $202,936,000 and $244,928,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 23, 2026, June 23, 2026 and September 22, 2026, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $47,284,000, $16,637,000 and $922,000, respectively.
At September 30, 2026, the Bank’s excess stock totaled $0.7 billion, which represented 0.66 percent of the Bank’s total assets as of that date.

Note 15—Estimated Fair Values
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2026 and December 31, 2025. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2026 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$18,875	$18,875	$18,875	$—	$—	$—
Interest-bearing deposits	2,639,539	2,639,539	—	2,639,539	—	—
Securities purchased under agreements to resell	13,700,000	13,700,000	—	13,700,000	—	—
Federal funds sold	11,915,000	11,915,000	—	11,915,000	—	—
Trading securities (1)	2,391,240	2,391,240	—	2,391,240	—	—
Available-for-sale securities (1)	16,838,108	16,838,108	—	16,838,108	—	—
Held-to-maturity securities	2,341,343	2,295,906	—	2,295,906	—	—
Advances	49,516,673	49,497,957	—	49,497,957	—	—
Mortgage loans held for portfolio, net	7,055,910	6,348,023	—	6,348,023	—	—
Accrued interest receivable	248,509	248,509	—	248,509	—	—
Derivative assets (1)	10,616	10,616	—	983,319	—	(972,703)
Other assets held at fair value (1)	28,665	28,665	28,665	—	—	—
Unsecured loans to members included in other assets	45,362	45,362	—	—	45,362	—

Liabilities:
Deposits	2,596,171	2,596,128	—	2,596,128	—	—
Consolidated obligations
Discount notes	36,502,700	36,483,281	—	36,483,281	—	—
Bonds	60,031,775	59,549,293	—	59,549,293	—	—
Mandatorily redeemable capital stock	84,310	84,310	84,310	—	—	—
Accrued interest payable	386,246	386,246	—	386,246	—	—
Derivative liabilities (1)	5,879	5,879	—	730,157	—	(724,278)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of September 30, 2026.
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
Note 16—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2026, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.192 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2026 and December 31, 2025, the Bank had commitments to make additional advances totaling approximately $909,000 and $2,336,000, respectively. In addition, outstanding standby letters of credit totaled $29,803,293,000 and $33,099,489,000 at September 30, 2026 and December 31, 2025, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2026 and December 31, 2025, the Bank had outstanding standby bond purchase agreements totaling $896,631,000 and $929,869,000, respectively. At September 30, 2026, standby bond purchase agreements totaling $123,436,000, $131,837,000, $315,452,000, $250,735,000 and $75,171,000 expire in 2027, 2028, 2029, 2030 and 2031, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2026.
At September 30, 2026 and December 31, 2025, the Bank had commitments to purchase conventional mortgage loans totaling $33,178,000 and $25,952,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2026 and December 31, 2025, the Bank had commitments to issue $3,630,000,000 and $530,000,000 (par value), respectively, of consolidated obligation bonds. In addition, at September 30, 2026 and December 31, 2025, the Bank had commitments to issue $67,000,000 and $1,008,320,000 (par value), respectively, of consolidated obligation discount notes.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2026 and December 31, 2025, the Bank had pledged cash collateral of $366,875,000 and $335,802,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2026 and December 31, 2025, the Bank had pledged securities with carrying values (and fair values) of $231,479,000 and $475,374,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the nine months ended September 30, 2026 or 2025.
During the nine months ended September 30, 2026 and 2025, interest expense on borrowings from other FHLBanks totaled $17,000 and $4,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
	2026	2025
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	20,000	30,000
FHLBank of New York	150,000	—
Repayments to:
FHLBank of Indianapolis	(20,000)	(30,000)
FHLBank of New York	(150,000)	—
Balance at September 30,	$—	$—

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2026
Balance at July 1, 2026	$241,790	$24,099	$787	$266,676
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(2,321)	—	(2,321)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(39,756)	—	—	(39,756)
Unrealized gains on cash flow hedges	—	8,876	—	8,876
Total other comprehensive income (loss)	(39,756)	6,555	(18)	(33,219)
Balance at September 30, 2026	$202,034	$30,654	$769	$233,457

Three Months Ended September 30, 2025
Balance at July 1, 2025	$70,764	$29,574	$832	$101,170
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(6,085)	—	(6,085)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	41,826	—	—	41,826
Unrealized gains on cash flow hedges	—	753	—	753
Total other comprehensive income (loss)	41,826	(5,332)	(18)	36,476
Balance at September 30, 2025	$112,590	$24,242	$814	$137,646
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2026
Balance at January 1, 2026	$183,147	$20,525	$796	$204,468
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(8,282)	—	(8,282)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(63)	(63)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	18,887	—	—	18,887
Unrealized gains on cash flow hedges	—	18,411	—	18,411
Actuarial gain	—	—	36	36
Total other comprehensive income (loss)	18,887	10,129	(27)	28,989
Balance at September 30, 2026	$202,034	$30,654	$769	$233,457

Nine Months Ended September 30, 2025
Balance at January 1, 2025	$125,305	$52,322	$1,043	$178,670
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(17,794)	—	(17,794)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	(82)	(82)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(12,715)	—	—	(12,715)
Unrealized losses on cash flow hedges	—	(10,286)	—	(10,286)
Actuarial loss	—	—	(147)	(147)
Total other comprehensive loss	(12,715)	(28,080)	(229)	(41,024)
Balance at September 30, 2025	$112,590	$24,242	$814	$137,646
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2026, Moody’s had assigned a deposit rating of Aa1/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
For a discussion of the Bank's target range for quarterly dividends, see the section entitled "Capital" beginning on page 42 of this report.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2026 and December 31, 2025.

MEMBERSHIP SUMMARY
	September 30, 2026	December 31, 2025
Commercial banks	503	517
Credit unions	139	136
Insurance companies	68	68
Savings institutions	48	49
CDFIs	10	9
Total members	768	779
Housing associates	8	8
Non-member borrowers	4	1
Total	780	788
Community Financial Institutions (“CFIs”) (1)	460	469
_____________________________
(1)The figures shown reflect the number of members that were CFIs as of September 30, 2026 and December 31, 2025 based upon the definitions of CFIs that applied as of those dates.
For 2026, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2025, 2024 and 2023 of less than $1.541 billion. For 2025, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2024, 2023 and 2022 of less than $1.500 billion.
Financial Market Conditions
According to the advance estimate reported by the Bureau of Economic Analysis, gross domestic product increased at an annual rate of 3.4 percent during the third quarter of 2026, after increasing at annual rates of 2.2 percent, 2.1 percent and 2.1 percent during the second quarter of 2026, the first quarter of 2026 and the year ended December 31, 2025, respectively. According to the Bureau of Labor Statistics, the U.S. unemployment rate was 4.2 percent at September 30, 2026, compared to 4.2 percent at June 30, 2026, 4.3 percent at March 31, 2026 and 4.4 percent at December 31, 2025. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.7 percent for the 12 months ended September 30, 2026, compared to an increase of 3.5 percent for the 12 months ended June 30, 2026, 3.3 percent for the 12 months ended March 31, 2026 and 2.7 percent for the 12 months ended December 31, 2025.
At its September 15/16 meeting, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate by 0.25 percent to a range between 3.75 percent and 4.00 percent. This marked the first rate increase since July 2023. At its October 27/28 meeting, the FOMC maintained its target for the federal funds rate at a range between 3.75 percent and 4.00 percent. The FOMC noted that economic activity is expanding at a solid pace. While uncertainty remains elevated owing, in part, to geopolitical developments, domestic spending has been resilient. Productivity growth is strong, capital investment is robust, job gains have kept pace with the workforce, and the unemployment rate has changed little. The FOMC noted that inflation remains elevated relative to its two percent goal, and the accumulation of more information will help the Committee determine the policy stance appropriate to ensure a timely return to the Committee's 2 percent goal. The FOMC further noted that it is continuing its policy of maintaining ample reserves in the banking system.

The following table presents information on various market interest rates at September 30, 2026 and December 31, 2025 and various average market interest rates for the three- and nine-month periods ended September 30, 2026 and 2025.

	Ending Rate		Average Rate		Average Rate
	September 30, 2026	December 31, 2025	Third Quarter 2026	Third Quarter 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Federal Funds Target (1)	4.00%	3.75%	3.79%	4.46%	3.76%	4.49%
Average Effective Federal Funds Rate (2)	3.88%	3.64%	3.67%	4.30%	3.65%	4.32%
Overnight SOFR (3)	3.90%	3.87%	3.67%	4.33%	3.65%	4.33%
1-month SOFR (3)	3.75%	3.79%	3.64%	4.35%	3.65%	4.35%
3-month SOFR (3)	3.68%	4.01%	3.64%	4.53%	3.69%	4.39%
2-year SOFR (3)	4.75%	3.31%	4.22%	3.49%	3.83%	3.70%
5-year SOFR (3)	4.81%	3.46%	4.22%	3.43%	3.85%	3.66%
10-year SOFR (3)	4.90%	3.80%	4.35%	3.72%	4.05%	3.85%
3-month U.S. Treasury (3)	4.20%	3.67%	3.94%	4.26%	3.79%	4.32%
2-year U.S. Treasury (3)	4.88%	3.47%	4.36%	3.72%	3.98%	3.91%
5-year U.S. Treasury (3)	5.09%	3.73%	4.50%	3.80%	4.13%	4.00%
10-year U.S. Treasury (3)	5.29%	4.18%	4.76%	4.26%	4.46%	4.36%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2026 Summary
•The Bank ended the third quarter of 2026 with total assets of $106.8 billion compared with $108.5 billion at the end of 2025. The $1.7 billion decrease in total assets for the nine months ended September 30, 2026 was primarily attributable to decreases in the Bank's advances ($1.3 billion) and long-term investments ($1.2 billion), partially offset by increases in the Bank's mortgage loans held for portfolio ($0.5 billion) and short-term liquidity holdings ($0.3 billion).
•Advances decreased from $50.8 billion at December 31, 2025 to $49.5 billion at September 30, 2026. For the nine months ended September 30, 2026, the Bank's average advances were $53.1 billion.
•Mortgage loans held for portfolio increased from $6.6 billion at December 31, 2025 to $7.1 billion at September 30, 2026.
•The Bank’s net income for the three and nine months ended September 30, 2026 was $110.8 million and $356.2 million, respectively, as compared to $156.7 million and $456.3 million during the corresponding periods in 2025. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 45 of this report.
•At all times during the first nine months of 2026, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $3.473 billion at September 30, 2026 from $3.227 billion at December 31, 2025. Retained earnings was 3.3 percent and 3.0 percent of total assets at September 30, 2026 and December 31, 2025, respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2026			2025
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$49,516,673	$47,410,991	$44,215,047	$50,820,106	$51,163,413
Investments (1)	49,825,230	53,023,732	45,709,491	50,656,003	54,214,405
Mortgage loans held for portfolio	7,065,716	6,919,381	6,733,960	6,563,685	6,378,041
Allowance for credit losses on mortgage loans	9,806	9,491	8,673	8,554	7,991
Total assets	106,798,620	107,768,470	97,072,064	108,512,015	112,185,020
Consolidated obligations — discount notes	36,502,700	40,033,146	27,317,808	40,185,289	32,352,595
Consolidated obligations — bonds	60,031,775	55,899,046	60,190,861	57,885,556	67,904,709
Total consolidated obligations(2)	96,534,475	95,932,192	87,508,669	98,070,845	100,257,304
Mandatorily redeemable capital stock(3)	84,310	85,231	101,662	7,967	1,152
Capital stock — putable	3,161,332	3,132,498	2,752,740	3,338,359	3,340,830
Unrestricted retained earnings	2,634,828	2,580,327	2,515,944	2,460,107	2,407,362
Restricted retained earnings	838,173	816,013	791,312	766,937	741,694
Total retained earnings	3,473,001	3,396,340	3,307,256	3,227,044	3,149,056
Accumulated other comprehensive income	233,457	266,676	205,412	204,468	137,646
Total capital	6,867,790	6,795,514	6,265,408	6,769,871	6,627,532
Dividends paid(3)	34,141	34,417	41,665	48,228	48,596
Income statement (for the quarter)
Net interest income after provision for credit losses(4)	$164,585	$169,373	$171,063	$176,797	$203,687
Other income	1,405	9,095	1,769	16,007	15,224
Other expense
Operating expenses	28,828	31,663	29,844	28,194	30,095
Voluntary grants, subsidies, donations and AHP contributions	10,300	5,415	3,693	19,861	9,964
Other	3,635	4,019	3,735	4,470	4,719
Total other expenses	42,763	41,097	37,272	52,525	44,778
AHP assessment	12,425	13,870	13,683	14,033	17,415
Net income	110,802	123,501	121,877	126,216	156,718
Performance ratios
Net interest margin(4)(5)	0.64%	0.67%	0.65%	0.66%	0.73%
Net interest spread (4)(6)	0.38	0.42	0.40	0.37	0.42
Return on average assets	0.42	0.49	0.47	0.46	0.56
Return on average equity	6.39	7.34	7.36	7.30	8.88
Return on average capital stock (7)	14.01	15.87	15.53	14.41	16.66
Total average equity to average assets	6.64	6.62	6.39	6.35	6.26
Regulatory capital ratio(8)	6.29	6.14	6.35	6.06	5.79
Dividend payout ratio (3)(9)	30.81	27.87	34.19	38.21	31.01

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.289 trillion, $1.331 trillion, $1.204 trillion, $1.152 trillion and $1.184 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $98 billion, $97 billion, $88 billion, $99 billion and $101 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $1 million, $1 million, $107 thousand, $13 thousand and $82 thousand for the quarters ended September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $(1.3) million, $(1.9) million, $(3.4) million, $(4.2) million and $1.5 million for the quarters ended September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025, respectively. Included in the fair value hedge ineffectiveness amounts are price alignment amounts on cleared derivatives totaling $(3.2) million, (2.8) million, $(2.5) million, $(3.2) million and $(4.5) million for the quarters ended September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 45 of this report.
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
On July 13, 2026, the Finance Agency published a notice of proposed rulemaking that would repeal the New Business Activities regulation (12 CFR Part 1272). The regulation sets forth the requirements pertaining to the submission and approval of notices for a FHLBank to commence a new business activity, which is defined as any business activity undertaken, transacted, conducted, or engaged in by a FHLBank that entails material risks not previously managed by the FHLBank. Comments on the proposed rule were due by August 12, 2026.

21st Century ROAD to Housing Act
On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) was enacted. The Act contains a number of reforms that are designed to increase housing supply and improve affordability, which include barring large institutional investors from purchasing single-family homes (subject to certain exceptions), allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from regulations governing brokered deposits, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. These reforms are not expected to have a significant impact on the Bank's business including, but not limited to, the future demand for its advances.

Financial Condition
The following table provides selected period-end balances as of September 30, 2026 and December 31, 2025, as well as selected average balances for the nine-month period ended September 30, 2026 and the year ended December 31, 2025. As shown in the table, the Bank’s total assets decreased by 1.6 percent between December 31, 2025 and September 30, 2026, due primarily to decreases in the Bank's advances and long-term investments, partially offset by increases in the Bank's mortgage loans held for portfolio and short-term liquidity holdings. Total consolidated obligations decreased by $1.5 billion during the nine months ended September 30, 2026 as consolidated obligation discount notes decreased by 3.7 billion and consolidated obligation bonds increased by 2.1 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2026
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2025
Advances	$49,517	$(1,303)	(2.6)%	$50,820
Short-term liquidity holdings
Interest-bearing deposits	2,640	(86)	(3.2)%	2,726
Securities purchased under agreements to resell	13,700	(2,950)	(17.7)%	16,650
Federal funds sold	11,915	4,506	60.8%	7,409
Trading securities
U.S. Treasury Bills	990	990	*	—
U.S. Treasury Notes	1,401	(2,114)	(60.1)%	3,515
Total short-term liquidity holdings	30,646	346	1.1%	30,300
Long-term investments
Available-for-sale securities	16,838	(2,470)	(12.8)%	19,308
Held-to-maturity securities	2,341	1,293	123.4%	1,048
Total long-term investments	19,179	(1,177)	(5.8)%	20,356

Mortgage loans held for portfolio, net	7,056	501	7.6%	6,555
Total assets	106,799	(1,713)	(1.6)%	108,512

Consolidated obligations
Consolidated obligations — bonds	60,032	2,146	3.7%	57,886
Consolidated obligations — discount notes	36,503	(3,682)	(9.2)%	40,185
Total consolidated obligations	96,535	(1,536)	(1.6)%	98,071

Mandatorily redeemable capital stock	84	76	*	8
Capital stock	3,161	(177)	(5.3)%	3,338
Retained earnings	3,473	246	7.6%	3,227

Average advances	53,094	(10,448)	(16.4)%	63,542
Average total assets	103,547	(8,558)	(7.6)%	112,105
Average capital stock	3,153	(572)	(15.4)%	3,725
*The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $1.1 billion (2 percent) during the first nine months of 2026. The decrease in advances during the first nine months of 2026 was attributable in large part to reductions in advances to Huntington National Bank, formerly Cadence Bank ($2.2 billion), USAA Federal Savings Bank ($1.5 billion), and Fifth Third Bank, formerly Comerica Bank ($1.0 billion). The reduction was partially offset by increases in advances to Simmons Bank ($1.1 billion), Bank OZK ($0.6 billion) and Southside Bank ($0.6 billion).
The following table presents advances outstanding, by type of institution, as of September 30, 2026 and December 31, 2025.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Commercial banks	$16,606	33%	$19,966	39%
Savings institutions	11,693	24	12,141	24
Insurance companies	10,044	20	9,228	18
Credit unions	9,259	19	9,388	19
Community Development Financial Institutions	35	—	32	—
Total member advances	47,637	96	50,755	100
Housing associates	101	—	85	—
Non-member borrowers	2,000	4	—	—
Total par value of advances	$49,738	100%	$50,840	100%
Total par value of advances outstanding to CFIs (1)	$4,329	9%	$4,176	8%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of September 30, 2026 and December 31, 2025 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2026, advances outstanding to the Bank’s five largest borrowers totaled $17.7 billion, representing 35.7 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2025 totaled $19.0 billion, representing 37.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2026.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2026
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
USAA Federal Savings Bank	$4,500	9.0%
American General Life Insurance Company	4,419	8.9
Beal Bank USA	4,400	8.9
Prosperity Bank	2,400	4.8
Life Insurance Company of the Southwest	2,020	4.1
	$17,739	35.7%

In addition, the Variable Annuity Life Insurance Company (an affiliate of American General Life Insurance Company) had outstanding advances of $0.9 billion as of September 30, 2026, representing 1.8 percent of the Bank's total outstanding advances as of that date.
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
On February 2, 2026, Huntington Bancshares, Incorporated (Nasdaq: HBAN) (domiciled in the Fifth District of the FHLBank System) acquired Cadence Bank (NYSE: CADE), and dissolved Cadence Bank's Ninth District charter. The Huntington National Bank, a subsidiary of Huntington Bancshares, Incorporated, assumed Cadence Bank's advances and in so doing became a non-member borrower. On February 11, 2026, The Huntington National Bank prepaid all of the then outstanding advances ($2.2 billion). In connection with these advance prepayments, the Bank received gross prepayment fees totaling $6.6 million.
The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2026 and December 31, 2025.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2026		December 31, 2025
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$42,258	85.0%	$43,783	86.1%
Adjustable/variable-rate indexed	6,689	13.4	6,191	12.2
Fixed-rate amortizing	791	1.6	866	1.7
Total par value	$49,738	100.0%	$50,840	100.0%
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

Short-Term Liquidity Holdings
At September 30, 2026, the Bank’s short-term liquidity holdings were comprised of $13.7 billion of overnight reverse repurchase agreements (of which $4.3 billion was transacted with the Federal Reserve Bank of New York), $11.9 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.4 billion of U.S. Treasury Notes, and $1.0 billion of U.S. Treasury Bills. At December 31, 2025, the Bank’s short-term liquidity holdings were comprised of $16.7 billion of overnight reverse repurchase agreements (of which $6.4 billion was transacted with the Federal Reserve Bank of New York), $7.4 billion of overnight federal funds sold, $3.5 billion of U.S. Treasury Notes and $2.7 billion of overnight interest-bearing deposits. All of the Bank's federal funds sold during the nine months ended September 30, 2026 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of September 30, 2026, the Bank’s overnight federal funds sold consisted of $4.6 billion transacted with counterparties rated double-A and $7.3 billion transacted with counterparties rated single-A. At that same date, $0.5 billion of the Bank's interest-bearing deposits were held in a double-A rated bank and $2.1 billion of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
At September 30, 2026 and December 31, 2025, the Bank's long-term investment portfolio was comprised substantially of GSE mortgage-backed securities ("MBS"). The composition of the portfolio as of those dates is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2026	(at amortized cost)	(at fair value)	(at carrying value)	(at fair value)
GSE debentures	$—	$514	$514	$—

MBS portfolio
GSE residential MBS	2,341	—	2,341	2,296
GSE commercial MBS	—	16,324	16,324	—
Total MBS	2,341	16,324	18,665	2,296
Total long-term investments	$2,341	$16,838	$19,179	$2,296

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2025	(at amortized cost)	(at fair value)	(at carrying value)	(at fair value)
GSE debentures	$—	$1,499	$1,499	$—

MBS portfolio
GSE residential MBS	1,048	—	1,048	1,049
GSE commercial MBS	—	17,809	17,809	—
Total MBS	1,048	17,809	18,857	1,049
Total long-term investments	$1,048	$19,308	$20,356	$1,049

During the nine months ended September 30, 2026, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $177 million and $1.827 billion, respectively. During the nine months ended September 30, 2025, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $89 million and $1.750 billion, respectively.
During the three and nine months ended September 30, 2026, 3 and 10 GSE commercial MBS ("CMBS") with aggregate par values of $102.7 million and $273.3 million, respectively, were prepaid. In connection with one of the GSE CMBS prepayments that occurred during the three months ended March 31, 2026, the Bank received a yield maintenance fee of $0.1 million. Yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums or discounts and hedge basis adjustments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $0.7 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and were recorded as an increase in interest income on available-for-sale securities. During the three and nine months ended September 30, 2025, 9 and 20 GSE CMBS with aggregate par values of $284.3 million and $539.0 million, respectively, were prepaid. In connection with 3 and 4 of the GSE CMBS prepayments that occurred during the three and nine months ended September 30, 2025, the Bank received yield maintenance fees of $3.9 million and $4.7 million, respectively. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $2.7 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and were recorded as an increase in interest income on available-for-sale-securities.

There were no sales of long-term investments during the nine months ended September 30, 2026 or 2025.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $19.4 billion as of September 30, 2026, which represented 289 percent of its total regulatory capital at that date. Given the constraints imposed by the Finance Agency's previous guidance regarding core mission achievement, the Bank did not acquire any MBS during the six months ended June 30, 2026. After that guidance was rescinded on July 6, 2026 and with capacity to purchase MBS, the Bank acquired $1.5 billion (par value) of GSE residential MBS ("RMBS"), all of which were collateralized mortgage obligations ("CMOs") designated as held-to-maturity, during the three months ended September 30, 2026. The Bank also acquired (based on trade date) $101.6 million (par value) of GSE CMBS during the three months ended September 30, 2026. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE MBS if attractive opportunities are available.
With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired $968 million (par value) of GSE RMBS, all of which were CMOs designated as held-to-maturity, during the three months ended March 31, 2025. The Bank did not acquire any MBS during the three months ended June 30, 2025. During the three months ended September 30, 2025, the Bank acquired (based on trade date) $1.45 billion (par value) of GSE CMBS.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of September 30, 2026, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 13 of this report).
As of September 30, 2026, the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated Aa1 by Moody's and AA+ by S&P.
The Bank's GSE RMBS portfolio is comprised of CMOs with variable-rate coupons ($2.342 billion par value at September 30, 2026). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2026, one-month SOFR was 3.75 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.29 percent to 8.44 percent. The largest concentration of embedded effective caps ($2.297 billion) was below 6.00 percent. As of September 30, 2026, one-month SOFR rates were 154 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of September 30, 2026 and December 31, 2025, mortgage loans held for portfolio (net of allowance for credit losses) were $7.1 billion and $6.6 billion, respectively, representing approximately 6.6 percent and 6.0 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs").
During the three and nine months ended September 30, 2026, the Bank acquired mortgage loans totaling $339 million ($336 million unpaid principal balance) and $1.097 billion ($1.084 billion unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $363 million ($355 million unpaid principal balance) and $1.009 billion ($990 million unpaid principal balance) during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026, mortgage loan prepayments totaled $133 million and $420 million, respectively, compared to $100 million and $249 million during the three and nine months ended September 30, 2025, respectively.
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
The Bank is subject to two annual housing goals relating to its purchases of mortgage loans. First, at least 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. Second, at least 50 percent of the Bank's members that are selling mortgage loans to the Bank in a calendar year must be small members. During the first nine months of 2026, approximately 24 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and approximately 55 percent of members that sold mortgage loans to the Bank were small members.
Consolidated Obligations and Deposits
During the nine months ended September 30, 2026, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $2.5 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $3.7 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2026 and December 31, 2025.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2026		December 31, 2025
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate SOFR-indexed
Non-Callable	$28,050	46.1%	$21,099	36.2%
Callable	—	—	750	1.3
Fixed rate
Callable	24,227	39.9	23,387	40.1
Non-Callable	5,905	9.7	8,568	14.7
Step-up
Callable	1,514	2.5	2,412	4.1
Non-callable	1,088	1.8	2,110	3.6
Callable step-down	15	—	15	—
Total par value	$60,799	100.0%	$58,341	100.0%
During the first nine months of 2026, the Bank issued $63.3 billion of consolidated obligation bonds and approximately $88.1 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing and called consolidated obligations. At September 30, 2026 and December 31, 2025, discount notes comprised approximately 38 percent and 41 percent, respectively, of the Bank's total consolidated obligations. During the nine months ended September 30, 2026, the Bank's bond issuance (based on trade date and par value) consisted of approximately $16.2 billion of swapped fixed-rate callable bonds (including step-up bonds), $49.7 billion of SOFR-indexed bonds and $0.6 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped).
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR plus 4 basis points during the three months ended September 30, 2026, compared to SOFR plus 1 basis point during the three months ended June 30, 2026, SOFR minus 1 basis point during the three months ended March 31, 2026 and SOFR minus 1 basis point during the three months ended September 30, 2025.
Demand and term deposits were approximately $2.6 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $3.2 billion and $3.3 billion at September 30, 2026 and December 31, 2025, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $3.2 billion and $3.7 billion for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.
Mandatorily redeemable capital stock outstanding at September 30, 2026 and December 31, 2025 was $84.3 million and $8.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2026 and December 31, 2025, the Bank’s five largest shareholders collectively held $830.9 million and $898.5 million, respectively, of capital stock, which represented 25.6 percent and 26.9 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2026.

FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2026
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
USAA Federal Savings Bank	$213,822	6.6%
American General Life Insurance Company	200,712	6.2
Beal Bank USA	165,205	5.1
American Airlines Federal Credit Union	129,356	4.0
Randolph-Brooks Federal Credit Union	121,818	3.7
	$830,913	25.6%
As of September 30, 2026, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Six affiliates of USAA Federal Savings Bank held a combined total of $32,485,000 of the Bank's capital stock as of September 30, 2026. In addition, as of that date, the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $49,247,000 of the Bank's capital stock. Further, Monet Bank (which was previously known as Beal Bank SSB), an affiliate of Beal Bank USA, held $1,419,000 of the Bank's capital stock. In aggregate, USAA-affiliated institutions, institutions affiliated with American General Life Insurance Company and institutions affiliated with Beal Bank USA held $246,307,000, $249,959,000 and $166,624,000, respectively, of the Bank's capital stock as of September 30, 2026, representing 7.6 percent, 7.7 percent and 5.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
The following table presents outstanding capital stock, by type of institution, as of September 30, 2026 and December 31, 2025.

CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2026		December 31, 2025
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,208	37%	$1,399	42%
Credit unions	853	26	812	25
Insurance companies	561	17	545	16
Savings institutions	537	17	580	17
Community Development Financial Institutions	2	—	2	—
Total capital stock classified as capital	3,161	97	3,338	100
Mandatorily redeemable capital stock	84	3	8	—
Total regulatory capital stock	$3,245	100%	$3,346	100%
During the nine months ended September 30, 2026, the Bank’s retained earnings increased by $246 million, from $3.227 billion at December 31, 2025 to $3.473 billion at September 30, 2026. During this same period, the Bank paid dividends on capital stock totaling $110.2 million, which represented a weighted average annualized dividend rate of 4.531 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 0.1 percent) and 5.09 percent (a rate equal to average overnight SOFR for the fourth quarter of 2025 plus 1.1 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2025 through December 31, 2025, were paid on March 24, 2026. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.76 percent (a rate equal to average overnight SOFR for the first quarter of 2026 plus 0.1 percent) and 4.76 percent (a rate equal to average overnight SOFR for the first quarter of 2026 plus 1.1 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2026 through March 31, 2026, were paid on June 24, 2026. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.72 percent (a rate equal to average overnight SOFR for the second quarter of 2026 plus 0.1 percent) and 4.72 percent (a rate equal to average overnight SOFR for the second quarter of 2026 plus 1.1 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2026 through June 30, 2026, were paid on September 23, 2026.
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
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see the Bank's 2025 10-K.
Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2026, the Bank had cleared trades outstanding with notional amounts totaling $58.3 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2026, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $49.9 billion.
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
As of September 30, 2026, cash collateral totaling $367 million had been delivered by the Bank to certain of its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, certain of the Bank's non-member bilateral derivative counterparties had delivered cash collateral totaling $616 million to the Bank under the terms of the collateral exchange agreements. At September 30, 2026, the Bank had pledged securities with a carrying value (and fair value) of $91 million to three bilateral derivative counterparties to meet its initial margin requirements and those same counterparties had pledged securities with a fair value of $97 million to the Bank to meet their initial margin requirements. Further, as of September 30, 2026, the Bank had pledged $140 million (carrying value and fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of September 30, 2026, the Bank had received $388 million in cash variation margin to settle its cleared derivatives with its clearinghouse counterparties.
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2026.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A (4)	4	$29,316.3	$600.4	$(591.5)	$2.2	$11.1
Cleared derivatives (3)	—	6,721.8	0.2	—	32.1	32.3
Liability positions with credit exposure
Single-A	6	5,233.7	(43.3)	44.8	—	1.5
Cleared derivatives (3)	—	51,617.6	(0.8)	—	108.2	107.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	10	92,889.4	556.5	(546.7)	142.5	152.3
Asset positions without credit exposure	1	1,779.7	24.2	(24.3)	—	—
Liability positions without credit exposure	9	13,617.7	(327.4)	322.7	(8.0)	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	10	15,397.4	(303.2)	298.4	(8.0)	—
Total non-member counterparties	20	108,286.8	253.3	$(248.3)	$134.5	$152.3

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	3.1	—
Mortgage delivery commitments	—	12.6	—
Total member institutions	1	15.7	—
Total	21	$108,302.5	$253.3
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of September 30, 2026.
(2)Includes amounts that had not settled as of September 30, 2026.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for asset positions with credit exposure to counterparties rated Single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $5.7 billion and a net credit exposure of $2.7 million.

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

Results of Operations
Net Income
Net income for the three months ended September 30, 2026 and 2025 was $110.8 million and $156.7 million, respectively. The Bank’s net income for the three months ended September 30, 2026 represented an annualized return on average capital stock ("ROCS") of 14.01 percent. In comparison, the Bank’s ROCS was 16.66 percent for the three months ended September 30, 2025. Net income for the nine months ended September 30, 2026 and 2025 was $356.2 million and $456.3 million, respectively. The Bank’s net income for the nine months ended September 30, 2026 represented an annualized ROCS of 15.10 percent. In comparison, the Bank’s ROCS was 16.02 percent for the nine months ended September 30, 2025. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The following table presents the components of net income for the three and nine months ended September 30, 2026 and 2025. The factors contributing to the changes in the Bank's net income are discussed in the sections following the table.
SUMMARY OF CHANGES IN NET INCOME
(dollars in thousands)

			Increase (Decrease)
	2026	2025	Amount	Percentage
Three Months Ended September 30,
Net interest income after provision for credit losses	$164,585	$203,687	$(39,102)	(19.2)%
Other income	1,405	15,224	(13,819)	(90.8)
Other expense	42,763	44,778	(2,015)	(4.5)
Income before assessments	123,227	174,133	(50,906)	(29.2)
AHP assessment	12,425	17,415	(4,990)	(28.7)
Net income	$110,802	$156,718	$(45,916)	(29.3)%
Nine Months Ended September 30,
Net interest income after provision for credit losses	$505,021	$585,467	$(80,446)	(13.7)%
Other income	12,269	43,744	(31,475)	(72.0)
Other expense	121,132	122,144	(1,012)	(0.8)
Income before assessments	396,158	507,067	(110,909)	(21.9)
AHP assessment	39,978	50,729	(10,751)	(21.2)
Net income	$356,180	$456,338	$(100,158)	(21.9)%
Net Interest Income After Provision for Credit Losses
For the three months ended September 30, 2026, the Bank’s net interest income after provision for credit losses was $164.6 million compared to $203.7 million for the comparable period in 2025. The $39.1 million decrease in net interest income after provision for credit losses for the three months ended September 30, 2026, as compared to the corresponding period in 2025, was due largely to the $8.4 billion decrease in the average balances of the Bank's interest-earning assets (from $111.5 billion during the three months ended September 30, 2025 to $103.1 billion during the comparable period in 2026), lower average capital balances, lower rates of return on the Bank's invested capital, a $5.9 million decrease in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 39 of this report), and a $4.1 million unfavorable change in fair value hedge ineffectiveness, partially offset by a $1.3 million decrease in net price alignment expense.

For the nine months ended September 30, 2026, the Bank’s net interest income after provision for credit losses was $505.0 million compared to $585.5 million for the comparable period in 2025. The $80.4 million decrease in net interest income after provision for credit losses for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was due largely to the $10.1 billion decrease in the average balances of the Bank's interest-earning assets (from $113.2 billion during the nine months ended September 30, 2025 to $103.1 billion during the comparable period in 2026), lower average capital balances, and lower rates of return on the Bank's invested capital. For the comparable nine-month periods, a $10.5 million decrease in net gains recorded in connection with GSE CMBS prepayments was more than offset by a $1.6 million favorable change in fair value hedge ineffectiveness and a $10.5 million decrease in net price alignment expense.
The Bank’s net interest margin was 64 basis points and 65 basis points for the three and nine months ended September 30, 2026, respectively, compared to 73 basis points and 70 basis points for the three and nine months ended September 30, 2025, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 38 basis points and 42 basis points for the three months ended September 30, 2026 and 2025, respectively, and 40 basis points for both the nine months ended September 30, 2026 and 2025. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives). In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net gains recorded on GSE CMBS prepayments which, for the three and nine months ended September 30, 2026, totaled $1.6 million and $6.2 million, respectively, compared to $8.1 million and $14.7 million for the corresponding periods in 2025.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. The following table presents the fair value hedge ineffectiveness and price alignment amounts that are recorded in net interest income for the three and nine months ended September 30, 2026 and 2025.
FAIR VALUE HEDGE INEFFECTIVENESS AND PRICE ALIGNMENT AMOUNT RECORDED IN NET INTEREST INCOME
(dollars in thousands)

	Advances	Investments	CO Bonds	CO Discount Notes	Total
Three Months Ended September 30, 2026
Gains (losses) on designated fair value hedges	$2,431	$(1,936)	$1,435	$—	$1,930
Price alignment expense (1)	(1,474)	(1,469)	(9)	(230)	(3,182)
	$957	$(3,405)	$1,426	$(230)	$(1,252)

Three Months Ended September 30, 2025
Gains on designated fair value hedges	$16	$1,951	$4,067	$—	$6,034
Price alignment expense (1)	(1,752)	(2,411)	(30)	(309)	(4,502)
	$(1,736)	$(460)	$4,037	$(309)	$1,532

Nine Months Ended September 30, 2026
Gains on designated fair value hedges	$1,508	$206	$125	$—	$1,839
Price alignment expense (1)	(3,567)	(4,165)	(112)	(608)	(8,452)
	$(2,059)	$(3,959)	$13	$(608)	$(6,613)

Nine Months Ended September 30, 2025
Gains (losses) on designated fair value hedges	$(997)	$794	$393	$—	$190
Price alignment expense (1)	(7,855)	(9,505)	(345)	(1,228)	(18,933)
	$(8,852)	$(8,711)	$48	$(1,228)	$(18,743)
______________________
(1) Relates to derivatives for which variation margin payments are characterized as daily settlements.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2026 and 2025.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,511	$33	3.75%	$3,404	$38	4.39%
Securities purchased under agreements to resell	8,514	80	3.73%	4,178	46	4.35%
Federal funds sold	7,372	69	3.72%	10,438	115	4.37%
Investments
Trading	4,481	43	3.90%	3,488	34	3.88%
Available-for-sale (3)	17,031	203	4.77%	18,700	254	5.43%
Held-to-maturity (3)	2,064	20	3.90%	1,125	15	5.41%
Advances (4)	53,136	543	4.08%	63,935	752	4.71%
Mortgage loans held for portfolio (5)	6,988	83	4.74%	6,276	72	4.59%
Total earning assets	103,097	1,074	4.17%	111,544	1,326	4.75%
Cash and due from banks	13			15
Other assets	890			610
Derivatives netting adjustment (2)	(602)			(456)
Fair value adjustment on available-for-sale securities (3)	234			85
Total assets	$103,632	1,074	4.15%	$111,798	1,326	4.74%
Liabilities and Capital
Interest-bearing deposits (2)	$2,977	27	3.57%	$1,792	19	4.32%
Consolidated obligations
Bonds	52,982	504	3.81%	75,674	831	4.39%
Discount notes	40,005	377	3.77%	26,059	272	4.16%
Mandatorily redeemable capital stock and other borrowings	85	1	4.74%	2	—	5.48%
Total interest-bearing liabilities	96,049	909	3.79%	103,527	1,122	4.33%
Other liabilities	1,308			1,728
Derivatives netting adjustment (2)	(602)			(456)
Total liabilities	96,755	909	3.76%	104,799	1,122	4.28%
Total capital	6,877			6,999
Total liabilities and capital	$103,632		3.51%	$111,798		4.01%
Net interest income		$165			$204
Net interest margin			0.64%			0.73%
Net interest spread			0.38%			0.42%
Impact of non-interest bearing funds			0.26%			0.31%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2026 and 2025 in the table above include $238 million and $378 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2026 and 2025 in the table above include $363 million and $77 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $53 million and $35 million of non-accruing loans for the three months ended September 30, 2026 and 2025, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2026 and 2025.

YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,298	$92	3.74%	$3,263	$108	4.41%
Securities purchased under agreements to resell	7,527	209	3.71%	3,553	116	4.37%
Federal funds sold	7,781	215	3.70%	11,780	387	4.39%
Investments
Trading	5,241	146	3.72%	3,140	91	3.87%
Available-for-sale (3)	17,950	628	4.67%	18,699	757	5.40%
Held-to-maturity (3)	1,352	43	4.28%	999	38	5.15%
Advances (4)	53,094	1,604	4.03%	65,770	2,312	4.69%
Mortgage loans held for portfolio (5)	6,820	241	4.71%	6,045	205	4.52%
Total earning assets	103,063	3,178	4.11%	113,249	4,014	4.73%
Cash and due from banks	19			29
Other assets	676			629
Derivatives netting adjustment (2)	(439)			(542)
Fair value adjustment on available-for-sale securities (3)	228			99
Total assets	$103,547	3,178	4.09%	$113,464	4,014	4.72%
Liabilities and Capital
Interest-bearing deposits (2)	$2,634	70	3.54%	$2,055	66	4.30%
Consolidated obligations
Bonds	57,175	1,604	3.74%	83,185	2,726	4.37%
Discount notes	36,110	994	3.67%	20,243	632	4.16%
Mandatorily redeemable capital stock and other borrowings	98	4	4.95%	7	—	4.47%
Total interest-bearing liabilities	96,017	2,672	3.71%	105,490	3,424	4.33%
Other liabilities	1,188			1,500
Derivatives netting adjustment (2)	(439)			(542)
Total liabilities	96,766	2,672	3.68%	106,448	3,424	4.29%
Total capital	6,781			7,016
Total liabilities and capital	$103,547		3.44%	$113,464		4.02%
Net interest income		$506			$590
Net interest margin			0.65%			0.70%
Net interest spread			0.40%			0.40%
Impact of non-interest bearing funds			0.25%			0.30%
_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2026 and 2025 in the table above include $245 million and $433 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2026 and 2025 in the table above include $194 million and $108 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $51 million and $38 million of non-accruing loans for the nine months ended September 30, 2026 and 2025, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three- and nine-month periods ended September 30, 2026 and 2025. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026 vs. 2025			September 30, 2026 vs. 2025
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1	$(6)	$(5)	$1	$(17)	$(16)
Securities purchased under agreements to resell	41	(7)	34	113	(20)	93
Federal funds sold	(31)	(15)	(46)	(118)	(54)	(172)
Investments
Trading	9	—	9	59	(4)	55
Available-for-sale	(21)	(30)	(51)	(29)	(100)	(129)
Held-to-maturity	10	(5)	5	12	(7)	5
Advances	(117)	(92)	(209)	(409)	(299)	(708)
Mortgage loans held for portfolio	9	2	11	27	9	36
Total interest income	(99)	(153)	(252)	(344)	(492)	(836)
Interest expense
Interest-bearing deposits	11	(3)	8	17	(13)	4
Consolidated obligations
Bonds	(227)	(100)	(327)	(769)	(353)	(1,122)
Discount notes	133	(28)	105	444	(82)	362
Mandatorily redeemable capital stock and other borrowings	1	—	1	4	—	4
Total interest expense	(82)	(131)	(213)	(304)	(448)	(752)
Changes in net interest income	$(17)	$(22)	$(39)	$(40)	$(44)	$(84)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2026 and 2025.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income (expense) associated with:
Member/offsetting derivatives	$—	$2	$2	$4
Economic hedge derivatives related to advances	(207)	668	(543)	(2,279)
Economic hedge derivatives related to trading securities	(44)	4,854	2,157	12,022
Economic hedge derivatives related to available-for-sale securities	398	173	1,868	960
Economic hedge derivatives related to consolidated obligation bonds	12	(165)	(62)	284
Economic hedge derivatives related to consolidated obligation discount notes	3,529	(4,475)	5,241	(4,781)
Economic hedge derivatives related to mortgage loans held for portfolio	3,507	4,075	10,298	11,709
Other stand-alone economic hedge derivatives	(566)	(2,802)	(2,965)	(8,252)
Total net interest income associated with economic hedge derivatives	6,629	2,330	15,996	9,667
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	51	(976)	375	2,578
Available-for-sale securities	5	(46)	(852)	(48)
Trading securities	1,578	(3,597)	9,806	(11,789)
Mortgage loans held for portfolio	4,804	(4,017)	3,161	(17,007)
Consolidated obligation bonds	(2,175)	624	(2,659)	2,378
Consolidated obligation discount notes	(4,239)	3,781	(10,683)	677
Other stand-alone economic hedge derivatives	(263)	2,511	742	9,118
Interest rate swaptions
Available-for-sale securities	(75)	(735)	(302)	(203)
Mortgage loans held for portfolio	—	(802)	—	(4,062)
Mortgage delivery commitments	(662)	(236)	(1,642)	878
Member/offsetting swaps	—	(2)	(2)	(4)
Total fair value losses related to economic hedge derivatives	(976)	(3,495)	(2,056)	(17,484)
Price alignment amount on daily settled derivative contracts	331	982	1,210	4,330
Total net gains (losses) on derivatives and hedging activities	5,984	(183)	15,150	(3,487)
Net gains (losses) on trading securities	(11,423)	7,126	(26,236)	23,335
Net gains (losses) on other assets carried at fair value	(123)	1,160	1,756	2,312
Service fees	809	808	2,371	2,253
Letter of credit fees	5,429	5,729	16,999	17,584
Standby bond purchase agreement fees	459	491	1,388	1,358
Other, net	270	93	841	389
Total other	(4,579)	15,407	(2,881)	47,231
Total other income	$1,405	$15,224	$12,269	$43,744

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(2.1) million and $(0.4) million for the three months ended September 30, 2026 and 2025, respectively, and totaled $(3.1) million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio, the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At September 30, 2026 and December 31, 2025, the notional balances of these derivatives totaled $100 million and $400 million, respectively. For the three months ended September 30, 2026 and 2025, the gains (losses) associated with these stand-alone economic hedge derivatives were $(0.3) million and $2.5 million, respectively. The gains associated with these stand-alone economic hedge derivatives were $0.7 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The gains (losses) on these interest rate swaps and swaptions were $4.8 million and $(4.8) million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $(21.1) million for the nine months ended September 30, 2026 and 2025, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(0.7) million and $(0.2) million for the three months ended September 30, 2026 and 2025, respectively, and $(1.6) million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions. At September 30, 2026 and December 31, 2025, the notional balances of these swaptions totaled $500 million and $1.15 billion, respectively. For the three months ended September 30, 2026 and 2025, the losses associated with these stand-alone economic hedge derivatives were $0.1 million and $0.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the losses associated with these stand-alone economic hedge derivatives were $0.3 million and $0.2 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended September 30, 2026 and 2025, the gains (losses) associated with these stand-alone economic hedge derivatives were $(4.2) million and $3.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the gains (losses) associated with these stand-alone economic hedge derivatives were $(10.7) million and $0.7 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and nine months ended September 30, 2026 and 2025.
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
Other
During the nine months ended September 30, 2026 and 2025, the Bank held U.S. Treasury Notes and, during the nine months ended September 30, 2026, the Bank also held U.S Treasury Bills. All of these securities were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(11.4) million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $(26.2) million and $23.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $1.6 million and $(3.6) million for the three months ended September 30, 2026 and 2025, respectively, and $9.8 million and $(11.8) million for the nine months ended September 30, 2026 and 2025, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $(0.1) million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $5.4 million and $17.0 million for the three and nine months ended September 30, 2026, respectively, compared to $5.7 million and $17.5 million, respectively, for the corresponding periods in 2025. At both September 30, 2026 and 2025, outstanding letters of credit totaled $29.8 billion.
Standby bond purchase agreement fees totaled $0.5 million for both the three months ended September 30, 2026 and 2025, and $1.4 million for both the nine months ended September 30, 2026 and 2025. At September 30, 2026 and 2025, outstanding standby bond purchase agreements totaled $897 million and $962 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, subsidies, donations and AHP contributions; derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and nine months ended September 30, 2026, these expenses totaled $42.8 million and $121.1 million, respectively, compared to $44.8 million and $122.1 million for the corresponding periods in 2025.
Compensation and benefits were $15.7 million and $50.6 million for the three and nine months ended September 30, 2026, respectively, compared to $16.9 million and $49.0 million for the corresponding periods in 2025. The decrease in compensation and benefits for the three months ended September 30, 2026, as compared to the corresponding period in 2025, totaled $1.2 million and was due primarily to a decrease in fair value-related expenses associated with the Bank's nonqualified deferred compensation plans. The increase in compensation and benefits for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, totaled $1.6 million and was due in large part to cost-of-living and merit increases and higher medical insurance costs, partially offset by a decrease in fair value-related expenses associated with the Bank's nonqualified deferred compensation plans. The Bank's average headcount was 223 and 224 employees for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the Bank employed 225 people, a decrease of 2 employees from December 31, 2025.
Other operating expenses for the three and nine months ended September 30, 2026 were $13.1 million and $39.7 million, respectively, compared to $13.2 million and $38.0 million for the corresponding periods in 2025, representing a decrease of $0.1 million and an increase of $1.7 million, respectively. The increase in other operating expenses for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was due in large part to increases in software costs and professional services.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $3.5 million and $10.9 million for the three and nine months ended September 30, 2026, respectively, as compared to $4.5 million and $13.5 million for the corresponding periods in 2025.
Voluntary grants, subsidies, donations and AHP contributions totaled $10.3 million and $19.4 million for the three and nine months ended September 30, 2026, respectively, as compared to $10.0 million and $20.9 million for the three and nine months ended September 30, 2025. The amounts funded under the Bank's voluntary community investment programs during the nine months ended September 30, 2026 are presented in the section below entitled "Voluntary Community Investment Programs."
Derivative clearing fees were $0.1 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, compared to $0.2 million and $0.8 million for the corresponding periods in 2025. The decline in derivative clearing fees was due largely to a decline in the volume of cleared derivatives that were transacted during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $12.4 million and $17.4 million for the three months ended September 30, 2026 and 2025, respectively, and $40.0 million and $50.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Voluntary Community Investment Programs
The Bank offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, all but one of which are discussed in the 2025 10-K.
On April 28, 2026, the Bank announced the 2026 Support for Housing Affordability Resource Enhancement ("SHARE 2026") advance program, which supports (1) new construction, renovation or the financing of single-family or multifamily affordable housing for households earning 80 percent or less of the area median income where the property is located and (2) the purchase of low-income housing tax credits that support the development or preservation of affordable housing. Under SHARE 2026, the Bank has made available $250 million in advances at rates that are either 100 or 200 basis points below standard advance rates, depending upon the term of the advance. At September 30, 2026, $149 million of advances were outstanding under the SHARE 2026 program.
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

For the year ended December 31, 2025, the Bank’s Adjusted Income Before Assessments was $691,251,000, which resulted in a target minimum allocation of $34,563,000 to its voluntary loan and grant programs for 2026. The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2026 and the loans that were funded and the grants/subsidies that were expensed during the nine months ended September 30, 2026.

VOLUNTARY COMMUNITY INVESTMENT PROGRAMS
(in thousands)

	Amount Carried Forward From 2025	Amount from 2025 Made Available in 2026	Receipts of Principal and Interest from 2025	Reallocations and Additional Funds Made Available in 2026	Total Available in 2026	Loans/Grants/ Subsidies Funded/Expensed During the Nine Months Ended September 30, 2026	Amount Remaining
Loan Programs
CANOPY Fund	$—	$—	$731	$(731)	$—	$—	$—
Small Business Boost	3,007	1,963	1,671	(207)	6,434	3,013	3,421
Total Loan Programs	3,007	1,963	2,402	(938)	6,434	3,013	3,421

Grant Programs
FORTIFIED Fund (Owner Property)	194	10,000	—	179	10,373	10,111	262
Pathway Fund	—	3,000	—	631	3,631	—	3,631
Partnership Grant Program	—	1,500	—	28	1,528	1,528	—
Native American Housing Opportunities Fund	—	1,500	—	—	1,500	1,300	200
Housing Assistance for Veterans	3	1,000	—	200	1,203	1,168	35
FORTIFIED Fund (Rental Property)	—	10,000	—	—	10,000	—	10,000
SHFA - Home Ownership/Financial Education Support	—	600	—	(100)	500	500	—
Homebuyer Equity Leverage Partnership	763	—	—	—	763	—	763
Total Grant Programs	960	27,600	—	938	29,498	14,607	14,891

Other Contributions
SHARE 2026 Subsidized Advances	—	5,000	—	—	5,000	2,948	2,052
SHARE 2025 Subsidized Advances	—	—	—	8	8	8	—
Total Other Contributions	—	5,000	—	8	5,008	2,956	2,052

Total Voluntary Community Investment Programs	$3,967	$34,563	$2,402	$8	$40,940	$20,576	$20,364
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. During the nine months ended September 30, 2026, the AHP make-whole amount was $1,845,000. This amount, which is recorded in “Voluntary grants, subsidies, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, was derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the nine months ended September 30, 2026 by $16,607,000, and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.

Critical Accounting Estimates
A discussion of the Bank’s critical accounting estimates is provided in the 2025 10-K. During the nine months ended September 30, 2026, there were no substantive changes to the methods used by the Bank to calculate its critical accounting estimates.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2026, the Bank’s short-term liquidity holdings were comprised of $13.7 billion of overnight reverse repurchase agreements, $11.9 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.4 billion of U.S. Treasury Notes and $1.0 billion of U.S. Treasury Bills.
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
The Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the nine months ended September 30, 2026.

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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2025	6.760	6.644	(1.72)%	6.943	2.71%	6.705	(0.81)%	6.846	1.27%
March 2026	6.350	6.247	(1.62)%	6.519	2.66%	6.302	(0.76)%	6.426	1.20%
June 2026	6.826	6.723	(1.51)%	7.011	2.71%	6.780	(0.67)%	6.905	1.16%
September 2026	6.681	6.449	(3.47)%	6.901	3.29%	6.576	(1.57)%	6.772	1.36%
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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2025	0.29	(0.24)	0.05	0.98	0.78	1.10	1.37	1.48
March 2026	0.30	(0.26)	0.04	0.88	0.77	1.02	1.36	1.54
June 2026	0.31	(0.28)	0.03	0.79	0.71	1.00	1.45	1.59
September 2026	0.36	(0.29)	0.07	1.42	1.76	2.12	1.51	2.27
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

November 12, 2026	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)